Form 10QSB
period 1996-04-30
NORTHSTAR COMPUTER FORMS INC/MN
filed 1996-06-06
CIK 873082

                       Securities and Exchange Commission
                             Washington, D.C.  20549
                                  Form 10-Q SB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   APRIL  30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  -----------

Commission file number  0-19056

                          Northstar Computer Forms, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                     41-0882640
    ----------------------------                         ----------------
    (State of other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                   Identification Numbers)

      7130 Northland Circle N
      Brooklyn Park, Minnesota
- ---------------------------------------                        55428
(Address or Principal Executive Offices)                     Zip Code

Registrant's telephone number, including area code     (612) 531-7340

- -------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /X/   No  / /.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at May 31, 1996
               -----                         ---------------------------
    Common Stock, $.05 par value                   1,715,531 Shares

Part 1.  Financial Information
Item 1.  Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    April 30,         October 31,
                                                 1996 (Unaudited)         1995
                                                 ----------------    -------------
     ASSETS

Current Assets:
Cash and cash equivalents                          $  2,345,283      $  1,180,788
Accounts receivable, less
  allowance for doubtful accounts
  of  $87,847 in 1996 and $87,379 in 1995             3,112,610         3,646,156
Inventories                                           1,092,696         1,317,914
Other current assets                                    214,930           222,147
Deferred income taxes                                   130,000           132,481
                                                   ------------      ------------
     Total current assets                             6,895,519         6,499,486
                                                   ------------      ------------
Property, plant and equipment                        20,057,902        19,724,836

Less accumulated depreciation and amortization      (10,856,635)      (10,124,228)
                                                   ------------      ------------
     Net property, plant and equipment                9,201,267         9,600,608
                                                   ------------      ------------
Notes receivable, less current portion                1,003,704         1,052,238
Other assets                                            377,774           371,032
                                                   ------------      ------------
     Total Assets                                  $ 17,478,264      $ 17,523,364
                                                   ------------      ------------
                                                   ------------      ------------

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    April 30,         October 31,
                                                 1996 (Unaudited)         1995
                                                 ----------------    -------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                  $   200,000       $   200,000
Accounts payable                                       965,975           819,561
Accrued liabilities                                    585,792           934,191
                                                   -----------       -----------
     Total current liabilities                       1,751,767         1,953,752

Deferred compensation                                  757,616           772,032
Deferred income taxes                                  728,049           675,458
Long-term debt, less current portion                 2,535,000         2,535,000

Stockholders' equity:
Common stock, $.05 par value
  authorized, 5,000,000 shares; issued
  and outstanding, 1,715,531 in 1996 and
  1,713,896 in 1995                                     85,776            85,695
Additional paid-in capital                           1,995,230         1,983,865
Retained earnings                                    9,624,826         9,517,562
                                                   -----------       -----------
     Total stockholders' equity                     11,705,832        11,587,122
                                                   -----------       -----------
Total Liabilities and Stockholders' Equity         $17,478,264       $17,523,364
                                                   -----------       -----------
                                                   -----------       -----------

               See accompanying notes to unaudited Condensed
                     Consolidated Financial Statements

                        NORTHSTAR COMPUTER FORMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                     Three Months Ended         Six Months Ended
                                          April 30                  April 30
                                     1996         1995         1996          1995
                                     ----         ----         ----          ----
Net sales                         $5,922,005   $5,884,092   $11,525,902   $11,829,967
Cost of goods sold                 4,843,777    4,753,022     9,574,730     9,525,329
                                  ----------   ----------   -----------   -----------
   Gross profit                    1,078,228    1,131,070     1,951,172     2,304,638

Selling, general and
  administrative expenses            808,968      796,264     1,532,705     1,527,163
                                  ----------   ----------   -----------   -----------
      Operating income               269,260      334,806       418,467       777,475

Other income (expense):
   Gain (loss) on sale of assets      (1,638)     323,398        (1,638)      322,774
   Interest expense                  (38,398)     (20,252)      (79,268)      (22,986)
   Other, net, principally
      interest income                 26,483       12,028        43,882        17,936
                                  ----------   ----------   -----------   -----------
                                     (13,553)     315,174       (37,024)      317,724
                                  ----------   ----------   -----------   -----------
Earnings before
   income taxes                      255,707      649,980       381,443     1,095,199

Provision for income taxes           105,500      260,000       148,500       438,000
                                  ----------   ----------   -----------   -----------
Net earnings                      $  150,207   $  389,980    $  232,943   $   657,199
                                  ----------   ----------   -----------   -----------
Net earnings
   per common share:              $      .09   $      .22    $      .14   $       .37
                                  ----------   ----------   -----------   -----------
Weighted average common and
  common equivalent shares
  outstanding                      1,738,232    1,761,106     1,738,232     1,761,106
                                  ----------   ----------   -----------   -----------
                                  ----------   ----------   -----------   -----------
Dividends Paid                    $     .065   $      .06    $     .065   $       .06
                                  ----------   ----------   -----------   -----------
                                  ----------   ----------   -----------   -----------

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                        NORTHSTAR COMPUTER FORMS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
               for the six months ended April 30, 1996 and 1995

                                                             1996          1995
                                                             ----          ----
Cash flows from operating activities:
  Net earnings                                           $  232,943   $   657,199
  Adjustments to reconcile net earnings to
       net cash provided by operating activities
    Depreciation and amortization                           753,970       633,252
    Provision for losses on receivables                      27,600        27,600
    (Gain) loss on sale of property and equipment             1,638      (322,774)
    Net changes in operating assets and liabilities         553,631       (52,836)
                                                         ----------   -----------
Net cash provided by operating activities                 1,569,782       942,441
                                                         ----------   -----------
Cash flows from investing activities:
   Capital expenditures and equipment deposits             (339,813)   (1,292,987)
   Proceeds from sale of property and equipment                 225       527,605
   Notes receivable repayments                               48,534
   Officers and employees loan repayments                                   3,220
                                                         ----------   -----------
Net cash used in investing activities                      (291,054)     (762,162)
                                                         ----------   -----------
Cash flows from financing activities:
  Principle payment on long-term debt                                    (210,000)
  Dividends paid                                           (111,510)     (102,336)
  Redemption of common stock                                 (2,723)
                                                         ----------   -----------
Net cash used in financing activities                      (114,233)     (312,336)
                                                         ----------   -----------
Net increase (decrease) in cash and cash equivalents      1,164,495      (132,057)

Cash and cash equivalents at beginning of period          1,180,788       984,722
                                                         ----------   -----------
Cash and cash equivalents at end of period               $2,345,283   $   852,665
                                                         ----------   -----------
                                                         ----------   -----------
Supplemental disclosure of cash flow:
  Cash paid during the period for:
     Income taxes                                        $  138,650   $   342,325
     Interest (net of amount capitalized of                  79,268        20,694
       $64,844 in 1995)


In 1995, non-cash investing activities of $2,166,678 related to the construction of the company's new corporate headquarters and manufacturing facility which were paid through draws from cash restricted for construction.


                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1996
                                   (Unaudited)

1.   Basis of Presentation

     The interim condensed consolidated financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for such periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the fiscal year ended October 31, 1995.

2.   Inventories consisted of the following:

                                               April 30
                                                 1996      October 31, 1995
                                               --------    ----------------
     Raw materials                            $  819,481      $1,087,367
     Work in process                             273,215         230,547
                                              ----------      ----------
     Total                                    $1,092,696      $1,317,914
                                              ----------      ----------
                                              ----------      ----------

3.   Earnings per share

     Earnings per common and common equivalent share are computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are the result of dilutive stock options.

                         NORTHSTAR COMPUTER FORMS, INC.

                Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations of
                              Interim Financial Data

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company's condensed consolidated statements of earnings as a percentage of net sales and the percentage changes of the dollar amounts of such items as compared with the prior period.


                                     Three Months Ended April 30

                                Percentage of Net Sales      Increase
                                -----------------------     (Decrease)
                                  1996          1995       1996 vs  1995
                                  ----          ----       -------------
Net Sales ...................     100.0%       100.0%           0.6%
Cost of Goods Sold ..........      81.8         80.8            1.9
                                  -----        -----
     Gross Profit ...........      18.2         19.2           (4.7)
                                  -----        -----          -----
Selling, General and
  Administrative Expenses ...      13.7         13.5            1.6
                                  -----        -----          -----
Operating Income ............       4.5          5.7          (19.6)

Earnings ....................       2.5          6.6          (61.5)
                                  -----        -----          -----

                                        Six Months Ended April 30

                                Percentage of Net Sales      Increase
                                -----------------------     (Decrease)
                                  1996          1995       1996 vs  1995
                                  ----          ----       -------------

Net Sales ...................     100.0%        100.0%         (2.6)%
Cost of Goods Sold ..........      83.1          80.5            .5
                                  -----        ------         -----
     Gross Profit ...........      16.9          19.5         (15.3)
                                  -----        ------         -----
Selling, General and
  Administrative Expenses ...      13.3          12.9            .4
                                  -----        ------         -----
Operating Income ............       3.6           6.6         (46.2)

Earnings ..............             2.0           5.6         (64.6)
                                   ----        ------         -----

The following table sets forth the sales for the periods indicated of the internal bank forms, general business forms and consolidated sales.

                       INTERNAL              GENERAL            CONSOLIDATED
                      BANK FORMS    %    BUSINESS FORMS    %       SALES
                      ----------    -    --------------    -    ------------
Current Quarter
     1996             $3,229,326   55      $2,692,679     45    $ 5,922,005
     1995              2,953,789   50       2,930,303     50      5,884,092

Increase (Decrease)      275,537             (237,624)               37,913
Percentage change            9.3%                (8.1)%                  .6%

Six Months
     1996             $6,412,876   56      $5,113,026     44    $11,525,902
     1995              5,810,398   49       6,019,569     51     11,829,967

Increase (Decrease)      602,478             (906,543)             (304,065)
Percentage Change           10.4%               (15.1)%                (2.6)%

Increased sales activity in internal bank forms came from new and existing customers. In the internal bank form business, the volume of forms produced and the sales dollars for the six month period increased consistently. This increase occurred in both standard and custom bank form products. For custom products the increase is principally due to a new envelope press purchased late in 1995 which helped meet an existing demand. Drive-up envelope form sales increased approximately 30 percent for the six month period. The increase in standard internal bank form products is due to an overall increase in standard bank form orders from new and existing customers.

In the general business forms business, sales of one product, sold principally to one customer, decreased approximately $575,000 for the second
quarter of 1996 and $900,000 for the six months.   The primary customer for
the product substantially reduced their orders for the first six months. All other general business forms business increased approximately 15% for the second quarter and remained relatively constant for the six months.

Gross profit for the second quarter of 1996 decreased from 19.2 percent in 1995 to 18.2 percent in 1996. For the six months, gross profit decreased from
19.5 percent in 1995 to 16.9 percent in 1996.   During the six month  period
variable costs, particularly material costs and variable expenses, remained relatively constant as a percentage of sales increasing less than .05 percent. Labor costs increased approximately 2 percent for the six month period. This increase is due principally to the higher cost of fringe
benefits, particularly health insurance costs.   In addition, fixed costs
increased approximately $127,000 for the six months or 1 percent of sales. These fixed costs increases relate to depreciation which increased $37,225 for the quarter and $93,900 for the six months. Depreciation increased due to the new facility the Company moved to in March 1995.

Interest expense relates to the financing on the new corporate headquarters and manufacturing facility. Earnings before income taxes decreased $394,273 or 60.7 percent for the second quarter. $322,774 of the decrease relates to a gain on the sale of property recognized by the company in 1995. For the six months, earnings before income taxes decreased $713,756 or 65.2 percent. Earnings per share for the six months were $ .14 in 1996 and $ .37 in 1995.

Financial Condition

Capital expenditures for equipment during the six months ended April 30, 1996 were $339,813 compared to approximately $775,000 for the comparable period of 1995, net of capital expenditures relating to the new facility. The Company anticipates a reduced capital expenditure requirement for 1996 because no significant equipment additions are planned.

Net cash provided by operating activities was $1,569,782 for the six months ended April 30, 1996 compared to $942,441 for the same period in 1995. This increase is due principally to a reduction in the days outstanding in
accounts receivable.   This represents the primary source of working capital
for equipment acquisitions and payment of dividends. The Company's working capital was $5.1 million on April 30, 1996 compared to $3.3 million on April 30, 1995. The Company also has available a bank line of credit for $1 million at an interest rate equal to the bank's reference rate.

The Company believes its existing financial resources are adequate to fund its 1996 capital expenditures and dividend payments and foresees no events or uncertainties that are likely to have a material impact on its liquidity.
The Company expects to be able to generate sufficient cash flow from operations to avoid relying on external sources of financing, beyond the financing sources already in existence.

Outlook

Paper prices, which increased significantly in fiscal 1995, appear to have leveled off. During 1996, the Company will attempt to recover the cost of the previous paper price increases as quickly as competition will allow.

Order backlog continues to fluctuate. Because of the short manufacturing lead time of seven to ten days and the softness of the forms market, the Company may continue to have fluctuations in sales during 1996. The Company is attempting to offset this by developing new markets for existing products as well as new product lines.

There are no other changes planned for 1996. The Company is not aware of any other trends, events or uncertainties that will have a significant impact on its financial condition or results of operations.

                          NORTHSTAR COMPUTER FORMS, INC.

                           PART II. - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          The registrant held its Annual Meeting of Stockholder on April 4,
          1996.

     (a)  The shareholders re-elected the incumbent Board of Directors:
          Roger T. Bredesen, John G. Mutschler, J.S. Braun, Kenneth E. Overstreet, Roy W. Terwilliger and elected director nominee Dr. Lester A. Wanninger.

     (b) The shareholders approved the re-appointment of Coopers & Lybrand, independent certified public accountants, to audit the consolidated financial statements of the Company and its subsidiary for the year to end October 31, 1996.

          1,553,897 shares were voted affirmatively. There were 1,308 votes against.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit

          11   Statement re computation of per share earnings.

     (b)  Reports on Form 8-K
          None

None of the other items contained in Part II of Form 10-QSB is applicable to the Company for the quarter ended April 30, 1996.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Northstar Computer Forms, Inc.
                                  (Registrant)


Date:       June 5, 1996                  By:       Mary Ann Morin
       -----------------------               -----------------------------
                                                    Mary Ann Morin
                                                Treasurer and Controller
                                              (Principal Financial Officer)

                         NORTHSTAR COMPUTER FORMS, INC.

Exhibit

11.  Schedule of Computation of Per Share Earnings.