Form 10QSB
period 1996-07-31
NORTHSTAR COMPUTER FORMS INC/MN
filed 1996-09-12
CIK 873082

                          Securities and Exchange Commission
                               Washington, D.C.  20549
                                     Form 10-Q SB

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  July 31, 1996
                               ---------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ---------

Commission file number 0-19056
                       -------


                            Northstar Computer Forms, Inc.
            -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Minnesota                                    41-0882640
- -------------------------------         ----------------------------------------
(State of other jurisdiction of         (I.R.S. Employer Identification Numbers)
incorporation or organization)


7130 Northland Circle N  Brooklyn Park, Minnesota        55428
- ---------------------------------------------------
(Address or Principal Executive Offices)                Zip Code


Registrant's telephone number, including area code  (612) 531-7340
                                                   ----------------


- ------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  No    .
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                   Outstanding at September 9, 1996
            -----                   --------------------------------

Common Stock, $.05 par value                 1,715,531 Shares

Part 1.  Financial Information
Item 1.  Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   July 31, 1996   October 31,
                                                     (Unaudited)       1995
                                                   -------------   -----------
     ASSETS

Current Assets:
Cash and cash equivalents                            $ 2,234,863   $ 1,180,788
Accounts receivable, less
  allowance for doubtful accounts
  of  $87,847 in 1996 and $87,379 in 1995              3,492,553     3,646,156
Inventories                                            1,496,650     1,317,914
Other current assets                                     217,296       222,147
Deferred income taxes                                    134,000       132,481
                                                     -----------   -----------

     Total current assets                              7,575,362     6,499,486
                                                     -----------   -----------

Property, plant and equipment                         27,911,900    19,724,836

Less accumulated depreciation and
  amortization                                       (11,230,031)  (10,124,228)
                                                     -----------   -----------

     Net property, plant and equipment                16,681,869     9,600,608
                                                     -----------   -----------

Intangibles, net                                       1,986,929        11,333
Notes receivable,  less current portion                  972,438     1,052,238
Other assets                                             346,140       359,699
                                                     -----------   -----------

     Total Assets                                    $27,562,738   $17,523,364
                                                     -----------   -----------
                                                     -----------   -----------


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   July 31, 1996   October 31,
                                                      (Unaudited)      1995
                                                   -------------   -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                    $   437,500   $   200,000
Accounts payable                                       1,816,856       819,561
Accrued liabilities                                      591,249       934,191
                                                     -----------   -----------

     Total current liabilities                         2,845,605     1,953,752

Deferred compensation                                    781,016       772,032
Deferred income taxes                                    754,344       675,458
Long-term debt, less current portion                  11,297,500     2,535,000


Stockholders' equity:
Common stock, $.05 par value
  authorized, 5,000,000 shares; issued
  and outstanding, 1,715,531 in 1996 and
  1,713,896 in 1995                                       85,776        85,695
Additional paid-in capital                             1,995,230     1,983,865
Retained earnings                                      9,803,267     9,517,562
                                                     -----------   -----------

     Total stockholders' equity                       11,884,273    11,587,122
                                                     -----------   -----------

Total Liabilities and Stockholders' Equity           $27,562,738   $17,523,364
                                                     -----------   -----------
                                                     -----------   -----------


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.
                     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)

                                             Three Months Ended                      Nine Months Ended
                                                   July 31                                  July 31
                                           1996                1995                1996                1995
                                           ----                ----                ----                ----

Net sales                             $ 6,077,608         $ 6,108,910         $17,603,510         $17,938,877

Cost of goods sold                      4,859,440           4,930,401          14,434,170          14,455,730
                                      -----------         -----------         -----------         -----------
  Gross profit                          1,218,168           1,178,509           3,169,340           3,483,147

Selling, general and
  administrative expenses                 873,045             662,183           2,405,750           2,189,346
                                      -----------         -----------         -----------         -----------
   Operating income                       345,123             516,326             763,590           1,293,801

Other income (expense):
  Gain on sale of assets                    5,325              19,254               3,687             342,028
  Interest expense                        (57,743)            (53,882)           (137,011)            (76,868)
  Other, net, principally
   interest income                         13,235              15,261              57,117              33,197
                                      -----------         -----------         -----------         -----------
                                          (39,183)            (19,367)            (76,207)            298,357
                                      -----------         -----------         -----------         -----------
Earnings before
  income taxes                            305,940             496,959             687,383           1,592,158

Provision for income taxes                127,500             199,000             276,000             637,000
                                      -----------         -----------         -----------         -----------

Net earnings                          $   178,440         $   297,959         $   411,383         $   955,158
                                      -----------         -----------         -----------         -----------

Net earnings
  per common share:                   $       .10         $       .17         $       .24         $       .54
                                      -----------         -----------         -----------         -----------

Weighted average common and
  common equivalent shares
  outstanding                           1,781,414           1,752,930           1,780,656           1,752,930
                                      -----------         -----------         -----------         -----------
                                      -----------         -----------         -----------         -----------

Dividends declared
per common share                      $    --             $    --             $      .065         $       .06
                                      -----------         -----------         -----------         -----------
                                      -----------         -----------         -----------         -----------


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW  (Unaudited)
                   Increase (Decrease) in Cash and Cash Equivalents
                   for the nine months ended July 31, 1996 and 1995


                                                          1996          1995
                                                          ----          ----
Cash flows from operating activities:
  Net earnings                                       $   411,383    $  955,158
  Adjustments to reconcile net earnings to
    net cash provided by operating activities
   Depreciation and amortization                       1,170,193       996,498
   Provision for losses on receivables                    41,400        41,400
   Gain on sale of equipment                              (3,687)     (342,028)
   Net changes in operating assets and liabilities       678,142      (538,606)
                                                     -----------    ----------

Net cash provided by operating activities              2,297,431     1,112,422
                                                     -----------    ----------

Cash flows from investing activities:
   Capital expenditures and equipment deposits          (913,412)   (1,451,825)
   Proceeds from sale of equipment                         5,850       527,605
   Note receivable repayments                             76,720
   Officers and employees loan repayments                                3,220
   Acquisition of assets of a division of Deluxe      (9,298,281)
                                                     -----------    ----------

Net cash used in investing activities                (10,129,123)     (921,000)
                                                     -----------    ----------
Cash flows from financing activities:
  Borrowing on bank term note                          9,000,000
  Principle payment on long-term debt                                 (210,000)
  Dividends paid                                        (111,510)     (102,336)
  Other                                                   (2,723)       37,965
                                                     -----------    ----------
    Net cash provided (used) in financing activities   8,885,767      (274,371)
                                                     -----------    ----------

Net increase (decrease) in cash and cash equivalents   1,054,075       (82,949)

Cash and cash equivalents at beginning of period       1,180,788       984,722
                                                     -----------    ----------
Cash and cash equivalents at end of period           $ 2,234,863    $  901,773
                                                     -----------    ----------
                                                     -----------    ----------

Supplemental disclosure of cash flow:
  Cash paid during the period for:
    Income taxes                                     $   258,530    $  510,225
    Interest (net of amount capitalized of               137,011        67,699
    $64,844 in 1995)


                    See accompanying notes to unaudited Condensed
                           Consolidated Financial Statement

                            NORTHSTAR COMPUTER FORMS, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    July 31, 1996
                                     (Unaudited)

1.  Basis of Presentation

    The interim condensed consolidated financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for such periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Northstar Computer Forms, Inc.'s annual report for the fiscal year ended October 31, 1995.

2.  Inventories consisted of the following:

                                         July 31, 1996      October 31, 1995
                                         -------------      ----------------
    Raw materials                          $1,091,868          $1,087,367
    Work in process                           404,782             230,547
                                           ----------          ----------

    Total                                  $1,496,650          $1,317,914
                                           ----------          ----------
                                           ----------          ----------

3.  Earnings Per Share

    Earnings per common and common equivalent share are computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are the result of dilutive stock options.

4.  Long Term Debt

    Variable Rate Demand
    Industrial Development Revenue
    Bonds (Revenue Bonds)                           $ 2,735,000

    Bank Term Loan, interest
    at reference rate currently 81/4%                 9,000,000
                                                    -----------
                                                    $11,735,000

    Less current portion                                437,500
                                                    -----------
                                                    $11,297,500


    The Revenue Bonds require annual principal payments ranging from $250,000 to $335,000 through 2004 and bear interest at an interest rate which varies based upon comparable tax-exempt issues, but not to exceed 12%.

    The Bank Term Loan requires quarterly principal payments of $187,500 beginning July 31, 1997 with principal payments increasing to $262,500 beginning July 31, 1998 and final balance due July 31, 2003.

                            NORTHSTAR COMPUTER FORMS, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    July 31, 1996
                                     (Unaudited)

5.  Acquisition of Assets of a Division of Deluxe Corporation

    On July 22, 1996 the Company purchased substantially all of the assets of the Financial Forms Division of Deluxe Corporation (Division). The purchase price of $9,200,000 was financed with a $9,000,000 term bank loan (see Note 4). The assets acquired consist principally of equipment used to manufacture internal bank forms.

    The acquisition has been accounted for in accordance with the purchase method of accounting. Accordingly, the Division's financial results are included in the Company's Statement of Earnings for the period from July 22, 1996 through July 31, 1996, the end of the quarter.

    The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if the Division had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as: depreciation of equipment, amortization of intangibles, increased interest expense and the related income tax effects.

                                             Nine Months Ended July 31
                                           1996                     1995
                                           ----                     ----
    Net sales                         $31,874,000              $33,393,000
    Net earnings                          715,000                1,188,000

    Net earnings per
    common share                      $       .40              $       .68

                            NORTHSTAR COMPUTER FORMS, INC.

                   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of
                                Interim Financial Data

The following discussion contains forward looking statements. Future operating results are subject to fluctuations not within the control of the Company. This discussion should be read in conjunction with the Company's financial statements and notes thereto and with the other information contained in this and other reports filed by the Company with the Securities and Exchange Commission.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company's condensed consolidated statements of earnings as a percentage of net sales and the percentage changes of the dollar amounts of such items as compared with the prior period.


                                       Three Months Ended July 31

                                   Percentage of Net Sales       Increase
                                   -----------------------      (Decrease)
                                    1996           1995        1996 vs 1995
                                    ----           ----        ------------

Net Sales ...................     100.0%         100.0%             (.5)%
Cost of Goods Sold ..........      80.0           80.7             (1.4)
                                  -----          -----            -----
    Gross Profit ...........       20.0           19.3              3.4
                                  -----          -----            -----
Selling, General and
  Administrative Expenses ...      14.4           10.8             31.8
                                  -----          -----            -----
Operating Income ............       5.7            8.5            (33.2)

Earnings ..............             2.9            4.9            (40.1)
                                  -----          -----            -----

                                       Nine Months Ended July 31

                                   Percentage of Net Sales       Increase
                                   -----------------------      (Decrease)
                                    1996           1995        1996 vs 1995
                                    ----           ----        ------------

Net Sales ...................     100.0%         100.0%            (1.9)%
Cost of Goods Sold ..........      82.0           80.6              (.1)
                                  -----          -----            -----
    Gross Profit ...........       18.0           19.4             (9.0)
                                  -----          -----            -----
Selling, General and
  Administrative Expenses ...      13.7           12.2              9.9
                                  -----          -----            -----
Operating Income ............       4.3            7.2            (41.0)

Earnings ..............             2.3            5.3            (56.9)
                                  -----          -----            -----

The following table sets forth the sales for the periods indicated of the internal bank forms, general business forms and consolidated sales.

                          INTERNAL             GENERAL           CONSOLIDATED
                         BANK FORMS     %   BUSINESS FORMS   %      SALES
                         ----------     -   --------------   -     --------

Current Quarter
   1996                 $ 3,659,310    60    $ 2,418,298     40   $ 6,077,608
   1995                 $ 3,011,752    49    $ 3,097,158     51   $ 6,108,910

Increase (Decrease)         647,558             (678,860)             (31,302)
Percentage Change              21.5%               (21.9)%                (.5)%

Nine Months
   1996                 $10,072,186    57    $ 7,531,324     43   $17,603,510
   1995                 $ 8,822,150    49    $ 9,116,727     51   $17,938,877

Increase (Decrease)     $ 1,250,036           (1,585,403)            (335,367)
Percentage Change              14.2%               (17.4)%               (1.9)%

Increased sales activity in internal bank forms came from new and existing customers. Approximately $400,000 of the internal bank form sales came from a division of Deluxe Corporation which was acquired on July 22, 1996. This division was subsequently named Northstar Financial Forms Division. The remaining increase occurred mainly in standard bank form products and is due to an overall increase in standard bank form orders from new and existing customers.

In the general business forms business, sales of one product, sold principally to one customer, decreased approximately $300,000 for the third quarter of 1996
and $1,200,000 for the nine months.   The primary customer for the product has
subsequently been acquired by a competitor. Accordingly, the Company does not expect any additional orders from this customer. This customer accounted for $2.6 million in sales in 1995. All other general business forms business decreased approximately 12% for the third quarter and 4% for the nine months.

Gross profit for the third quarter of 1996 increased from 19.3 percent in 1995 to 20.0 percent in 1996. For the nine months, gross profit decreased from 19.4
percent in 1995 to 18.0 percent in 1996.   During the nine month  period
variable costs, particularly material costs and variable expenses, remained relatively constant as a percentage of sales. Labor costs increased approximately 5 percent for the nine month period. This increase is due principally to the higher cost of fringe benefits, particularly health insurance costs and the additional employees in the Northstar Financial Forms Division.
In addition, fixed costs increased approximately $160,000 for the nine months or 1 percent of sales. These fixed costs increases relate to depreciation which increased $30,117 for the quarter and $124,296 for the nine months.
Depreciation for the nine months increased due to the new facility the Company
moved to in March 1995.   The increase in depreciation in the third quarter also
relates to depreciation on the assets purchased from Deluxe Corporation.

Interest expense relates principally to the financing on the new corporate headquarters and manufacturing facility. Earnings before income taxes decreased $191,019 or 38.4 percent for the third quarter. For the nine months, earnings before income taxes decreased $904,775 or 56.8 percent. $322,774 of the decrease relates to a gain on the sale of property recognized by the company in 1995. Earnings per share for the nine months was $ .24 in 1996 and $ .54 in 1995.

Financial Condition

Capital expenditures for equipment during the nine months ended July 31, 1996 were $913,412 compared to approximately $930,000 for the comparable period of 1995, net of capital expenditures relating to the new facility. The Company anticipates no significant equipment additions during the last quarter of 1996.

Net cash provided by operating activities was $2,297,431 for the nine months ended July 31, 1996 compared to $1,112,422 for the same period in 1995.
Accounts receivable and accounts payable from the added business of the newly acquired division account for this increase. Net cash provided by operating activities represents the primary source of working capital for equipment acquisitions and payment of dividends. The Company's working capital was $4.7 million on July 31, 1996 compared to $3.7 million on July 31, 1995. The Company also has available a bank line of credit for $1.5 million at an interest rate equal to the bank's reference rate.

The Company acquired a portion of the Deluxe Corporation Forms Division (subsequently named Northstar Financial Forms Division) on July 22, 1996 by purchasing assets. The Company used proceeds from a bank term note of $9,000,000 to acquire the assets consisting primarily of printing equipment and goodwill. The Company leased the facility and now operates it as a division of the Company which manufactures internal bank forms.

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

Outlook

Paper prices, which increased significantly in fiscal 1995, appear to have leveled off. The Company continues to attempt to recover the cost of the previous paper price increases as quickly as competition will allow.

Order backlog continues to fluctuate. Because of the short manufacturing lead time of seven to ten days and the softness of the forms market, the Company may continue to have fluctuations in sales during 1996. The Company is attempting to offset this by developing new markets for existing products as well as new product lines.

The Company is currently in the process of evaluating the systems, technology and facilities of the new division, Northstar Financial Forms. In the evaluation the Company is planning for the efficient consolidation of this new operation.

There are no other significant changes planned for 1996. The Company is not aware of any other trends, events or uncertainties that will have a significant impact on its financial condition or results of operations.

                            NORTHSTAR COMPUTER FORMS, INC.

                             PART II. - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit

         11   Statement re computation of per share earnings.

    (b)  Reports on Form 8-K
         July 22, 1996 acquisition of assets

None of the other items contained in Part II of Form 10-QSB is applicable to the Company for the quarter ended July 31, 1996.

                                      Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Northstar Computer Forms, Inc.
                                     (Registrant)


Date:  September 9, 1996                    By:       Mary Ann Morin
      ---------------------                     ----------------------------
                                                      Mary Ann Morin
                                                  Treasurer and Controller
                                                (Principal Financial Officer)

                            NORTHSTAR COMPUTER FORMS, INC.



Exhibit


11.    Schedule of Computation of Per Share Earnings.