Form 10KSB
period 1996-10-31
NORTHSTAR COMPUTER FORMS INC/MN
filed 1997-01-29
CIK 873082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


(MARK ONE)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended October 31, 1996

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ____________________ to
      ____________________


                COMMISSION FILE NUMBER          0-19056
                                       ----------------

                         NORTHSTAR COMPUTER FORMS, INC.
------------------------------------------------------------------------------
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

        MINNESOTA                      41-0882640
------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

7130 NORTHLAND CIRCLE NORTH, BROOKLYN PARK, MINNESOTA             55428
------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)


                       (612) 531-7340
---------------------------------------------------------------
      (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.05 PER SHARE
                     --------------------------------------
                                (TITLE OF CLASS)




                            [Cover page 1 of 2 pages]

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No   X
    -----     -----

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [________]

      State issuer's revenues for its most recent fiscal year:  $28,903,158.

      State the aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days. (SEE definition of affiliate in Rule 12b-2 of the Exchange Act.): $16,056,950.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  1,716,571 Shares of Common Stock as of January 17, 1997

                  DOCUMENTS INCORPORATED BY REFERENCE:

      1. Portions of the Registrant's Annual Report to Shareholders for its fiscal year ended October 31, 1996 are incorporated by reference into Part II of this Form 10-KSB.

                            [Cover page 2 of 2 pages]

                                     PART I

                        ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

      Northstar Computer Forms, Inc. (the "Company"), incorporated in 1964, designs, manufactures and markets custom business forms and financial forms with an emphasis on machine readable MICR (Magnetic Ink Character Recognition) printing. The Company's two business concentrations are business forms, sold primarily in the five-state region of Minnesota, Wisconsin, Iowa, South Dakota and North Dakota, and internal bank forms, sold to a national market. The Company markets its products principally through distributors as well as directly to certain large bank customers.

      The corporate headquarters and manufacturing facility of the Company are located at 7130 Northland Circle North, Brooklyn Park, Minnesota. The Company also maintains a manufacturing facility in Roseville, Minnesota as a result of its acquisition, in July 1996, of the financial forms division of Deluxe Corporation. The Company maintains a manufacturing facility in Milwaukee, Wisconsin, Wisconsin Business Forms, which operates as a division of the Company. The Company also operates, through its wholly-owned subsidiary, General Financial Supply, Inc. ("GFS"), manufacturing facilities in the cities of Nevada, Iowa, Bridgewater, Virginia and Denver, Colorado.
As of October 31, 1996, the Company employed approximately 495 persons at its six manufacturing facilities, and the Company foresees no significant increase or decrease in personnel for the 1997 fiscal year.

      The Company serves most markets where business and financial forms are used, although its primary targeted customers are banks and other users of MICR business and financial forms. During the past few years, the Company has continued to shift its emphasis towards MICR form product lines, investing over a million dollars each year in equipment and technology to produce various kinds of MICR business and financial forms.

BUSINESS HIGHLIGHTS - 1996

      -    Acquisition of the financial forms division of Deluxe Corporation.

      - Installation of a Xerox 4635MX production system for on-demand variable-text printing with MICR and bar codes.

      - Conversion of General Financial Supply to a new integrated computer system linking its three plants for improved productivity.

      - Signing of four multi-year printing contracts totaling $5.5 million in annual sales.

      - Investment of $1,021,415 in capital equipment including new computer systems and new sheet-fed press equipment.

      -    Expansion of Bridgwater, Virginia plant for greater production.

      - Initiation of software development process to integrate all computer systems.

BUSINESS AND FINANCIAL FORMS

      Business and financial forms manufactured by the Company consist of unit-sets, continuous forms and cut sheet forms.

      Unit-sets, simply defined, are multiple part business and financial forms carbon interleaved or carbonless forms whose parts can be easily separated. Unit-sets are frequently referred to as snap apart or snap-out forms and are used for a variety of business applications, such as invoices, purchase orders, checks, vouchers, sales books and register forms.

      Continuous forms are used for the same business applications as unit-sets. They consist of strips of perforated sets of forms marginally punched to facilitate high-speed feeding through electronic data processing equipment. They are manufactured from a continuous web or roll of paper that is not cut into separate units, thereby facilitating a more efficient handling of business record keeping by eliminating separate handling of each business form unit.

      Cut sheet forms are forms produced in individual sheets or placed together by padding or booking. Examples of cut sheets are internal bank documents (general ledger debit/credit, cash tickets and process control documents), laser cut sheets (checks, statements and letterheads) and check base stock (stock for imprinting by check printers).

      The Company manufactures unit-sets, continuous forms and laser cut sheets in its Brooklyn Park, Minnesota plant and unit sets in its Milwaukee, Wisconsin plant. The Company's internal bank forms product lines are produced in the Company's Roseville, Minnesota, Nevada, Iowa, Bridgewater, Virginia and Denver, Colorado plants and consist principally of unit-sets and cut sheet forms used in the banking industry.

      Internal bank forms produced by the Company are highly specialized forms such as teller cash tickets, general ledger debit/credit tickets, teller receipts, batch process control documents and deposit/withdrawal forms. All of these products are MICR encoded for today's high speed processing needs. The Company guarantees MICR readability on all forms.
Most internal bank forms products are produced on an extremely short delivery cycle. This enables bank customers to enjoy lower costs by alleviating the necessity to inventory products.

MARKETING

      The Brooklyn Park and Milwaukee plants primarily serve customers in the five-state region of Minnesota, Wisconsin, Iowa, South Dakota and North Dakota. These plants sell through distributors, on a non-exclusive basis, and to printers and stationers. The Company's Roseville, Bridgewater and Nevada plants also sell through distributors as well as directly to certain large bank customers. The Company's Denver plant sells directly to banks principally located in the State of Colorado, with a small portion in surrounding states. The Company believes that it has a competitive advantage over other business and financial form manufacturers through the use of its independent distribution network, because the network enables the Company to focus on specialized products and produce them efficiently. The Company sells to over 1,500 independent distributors, no one of which is considered a major customer.

      The Company's use of distributors enables it to save the expense of supporting a direct sales force, sales offices and certain marketing expenses. All major competitors of the Company distribute their products (both business and internal bank forms) through direct sales which typically account for expenses of at least 10% of revenues. The Company currently serves distributors and customers in all 50 states.

      The Company intends to continue to emphasize its financial forms business because of the nature of the MICR business forms market. MICR encoded business and financial forms require special composition equipment and inks, thus such encoding provides a value-added feature to custom business and financial forms manufacturing. Approximately ninety percent (90%) of the business and financial forms produced by the Company, including virtually all of the internal bank forms are MICR encoded. The Company specializes in such forms, enabling it to handle large and small volumes and create operating efficiencies.

RAW MATERIALS AND ENVIRONMENTAL REGULATIONS

      Raw materials utilized by the Company consist principally of a wide variety of weights, widths, colors, sizes and qualities of paper for business and financial forms. Other raw materials include printing ink, lithographic plate material and chemicals. The Company has a policy of purchasing its paper supplies from several major paper mills. In 1995, bond paper prices, the principal paper used by the Company, increased substantially. During 1996, paper prices levelled off and selected weights of bond paper prices decreased somewhat. The Company believes that paper and other raw materials will be sufficiently available for the foreseeable future.

      To the best of the Company's knowledge, it complies with all applicable federal, state and local environmental regulations governing the discharge of materials into the environment. Compliance with applicable environmental regulations has not had and, it is anticipated, will not have a material adverse affect on the Company's capital expenditures, earnings or competitive position.

COMPETITION

      The business forms industry is highly competitive and fragmented. The Company has a number of competitors with substantially larger resources. In the past year, based upon sales, the Company has grown from the 36th to the 21st largest United States business and financial forms manufacturer, primarily as a result of the acquisition of the financial forms division of Deluxe

Corporation. This position enables the Company to specialize in a smaller product line (MICR-oriented forms). The ability to specialize in MICR forms allows the Company to focus its capital and create economies of scale through more efficient production techniques and significantly limit the number of its direct competitors to those specializing in MICR technology. The Company believes that the principal competitive factors in the business and financial form industry are specialization, service, quality and price.

      The same competitive factors exist also in the internal bank forms market, which is highly specialized and fragmented, with nearly 17,000 banks, savings and loans and credit unions, where a large order is considered $10,000 or more. Most large suppliers of bank forms concentrate their business on personal and business checks, handling MICR-encoded internal bank forms as an accommodation to their larger clients.

                        ITEM 2.  DESCRIPTION OF PROPERTY

      The Company operates manufacturing facilities in five states as follows:

                                                Square Feet
                                              of Floor Space
                                            ------------------
          Location                          Leased      Owned
          --------                          ------     -------

          Brooklyn Park, Minnesota                     94,800

          Nevada, Iowa                                 38,500

          Roseville, Minnesota              42,500

          Milwaukee, Wisconsin              10,000

          Bridgewater, Virginia             25,000

          Denver, Colorado                  10,500
                                            ------     -------
          TOTAL                             88,000     133,300
                                            ------     -------
                                            ------     -------

     The Company's general offices are located in Brooklyn Park, Minnesota. All of the above properties are used for the production, warehousing and shipping of business forms. Production capacity fluctuates with the ebb and flow of market demands. Equipment, substantially all of which is owned by the Company, is added as existing machinery becomes obsolete or irreparable, and as new equipment becomes necessary to meet market demands. The Company may make material additions to property, plant and equipment, with the expectation that such additions or replacements will increase a plant's capacity and efficiency.

     All of the above-discussed manufacturing facilities are deemed to be in good condition. In July 1996, the Company exercised its option to lease 5,000 additional square feet in Bridgewater, Virginia. The lease on the Bridgewater facility will expire on April 30, 1997. The Company anticipates being able to renew that lease at an acceptable rate. The Company's Milwaukee property lease will expire on June 30, 1997 and the Company is in the process of securing a larger leased facility for the Milwaukee operation.
 The Denver property lease was renewed on January 1, 1997 for eighteen months. The Company has notified the landlord that it will move on July 1, 1998 if suitable additional space cannot be obtained. The Roseville location is being leased as part of the acquisition from Deluxe Corporation. The lease of the Roseville property expires July 31, 1997 with an option to extend for an additional six months. The Company is currently discussing with Deluxe Corporation the possible purchase of the Roseville property. Management of the Company believes that each of these facilities is adequately covered by insurance. These property locations are expected to be adequate for operations during the remaining lease terms. No difficulty is presently foreseen in renewing the leases or finding replacement facilities.

     The Brooklyn Park, Minnesota and Nevada, Iowa plants are owned outright by the Company, which is the only company occupying these properties. The Brooklyn Park facility is financed by Variable Rate Industrial and Development Bonds in the amount of $2,945,000, of which $2,595,000 was outstanding at October 31, 1996. The bonds are collateralized by a bank letter of credit and are payable in varying installments through 2004. The bank letter of credit is collateralized by a mortgage on the facility. The Nevada plant is also mortgaged to as collateral for the Term Loan used to purchase the financial forms division of Deluxe Corporation.

                           ITEM 3.  LEGAL PROCEEDINGS

     There are presently no material claims, legal proceedings, or litigation pending or threatened to which the Company or GFS are a party; and no claims, litigation or legal proceedings which are expected to have a material adverse effect on the Company's financial condition.

                   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY-HOLDERS

     No matters were submitted during the fourth quarter of the Company's 1996 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

                        ITEM 5.  MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to page 7 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1996 pursuant to Rule 12b-23.

                  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

     The information required by this item is incorporated herein by reference to pages 8-10 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1996 pursuant to Rule 12b-23.

                          ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is incorporated herein by reference to pages 11-19 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1996 pursuant to Rule 12b-23.

             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


     The names, ages and positions of the Company's directors and executive officers are as follows:

          Name                          Age       Position
          ----                          ---       --------

          Roger T. Bredesen             70        Chairman of the Board and
                                                  Chief Executive Officer

          John Mutschler                68        Director

          J.S. Braun                    64        Director

          Roy W. Terwilliger            59        Director

          Dr. Lester A Wanninger        59        Director

          Kenneth E. Overstreet         55        President, Director

          Mary Ann Morin                49        Treasurer and Chief Financial
                                                  Officer

          Don E. Dearborn               56        Vice President (GFS)

     The following is a list of each of the above person's principal occupations or employment during the past five years. All directors have been elected to serve until the next annual election of directors which shall occur in April 1997 at the annual meeting of the shareholders, or until their earlier resignation or removal pursuant to the Bylaws of the Company. Officers are appointed at the annual meeting of the Board of Directors to serve until the next annual election by the Board of Directors, which may be set in accordance with the Bylaws of the Company at any time after the end of the fiscal year on October 31st of each year, or until their earlier resignation or removal by the Board of Directors.

     ROGER T. BREDESEN. Mr. Bredesen is the founder and has been the Chief Executive Officer and Chairman of the Board of Directors of the Company since its incorporation in 1964. He has also been the President of GFS since that company was purchased in 1984. In December 1994, the Board of Directors accepted Mr. Bredesen's resignation as President, a position he held since founding the Company, although he continues as Chief Executive Officer. Mr. Bredesen will also continue as the Chairman of the Board.

     JOHN MUTSCHLER. Mr. Mutschler has been a Director of the Company since 1972. Mr. Mutschler is an attorney in Minnesota, and since 1958 has been the President of John G. Mutschler & Associates, Inc., a firm which designs and administers qualified pension and profit-sharing plans for businesses in Minnesota and adjacent states. He has also been the President of JGM Agency, Inc., a firm engaged in the management of real estate, since 1980.

     J.S. BRAUN. Mr. Braun has been a Director of the Company since 1992. Since 1957, Mr. Braun has been Chief Executive Officer and Chairman of Braun Intertec Corporation, an engineering and environmental consulting firm with offices across the northwestern United States, Board member of Community Bank Group and Vice Chairman of a joint venture firm in China, Yucai-Braun Intertec.

     ROY W. TERWILLIGER. Mr. Terwilliger has been a director since March 1994. Since 1992, Mr. Terwilliger has been a Minnesota Senator in District
42. Since 1989, Mr. Terwilliger has been President of Community Bank Group, Inc. of Eden Prairie, Minnesota.

     DR. LESTER A. WANNINGER. Dr. Wanninger has been a Director of the Company since 1996. Since 1989, Dr. Wanninger has been a faculty member and coordinator of extension classes in

Information and Decision Sciences at the Carlson School of Management of the University of Minnesota. Dr. Wanninger has a Ph.D. in chemical engineering.

     KENNETH E. OVERSTREET. Mr. Overstreet has been a director since 1993. Since December 1994, Mr. Overstreet has been the President of the Company. From 1989 to 1994, he was the Executive Vice President of the Company.

     MARY ANN MORIN. Ms. Morin was elected as Chief Financial Officer of the Company in 1996. She has been Treasurer since 1992 and Assistant Treasurer and Controller of the Company since 1983. Ms. Morin is a certified public accountant.

     DON E. DEARBORN. Mr. Dearborn has been the general manager of GFS since 1985, and a vice president since 1988.

                         ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION
--------------------

     The following table summarizes the cash and non-cash compensation paid to or earned by the Company's Chief Executive Officer and its one other executive officer during the past three fiscal years whose annual salary and bonus exceeded $100,000 during the Company's fiscal year ended October 31, 1996.

                           SUMMARY COMPENSATION TABLE


-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
 NAME AND                 FISCAL                                                                   ALL OTHER
 PRINCIPAL              YEAR ENDED      ANNUAL COMPENSATION           LONG-TERM COMPENSATION     COMPENSATION
 POSITION               OCTOBER 31,     ____________________________________________________         ($)1

                                        SALARY ($)     BONUS ($)      AWARDS OF OPTIONS($)
_____________________________________________________________________________________________________________

Roger T. Bredesen,         1996          180,726       25,000                -0-                     5,008
Chairman of
the Board and Chief
Executive Officer       _____________________________________________________________________________________

                           1995          175,656       40,000                -0-                    50,876
                        _____________________________________________________________________________________

                           1994          172,899       50,000                -0-                    46,666
_____________________________________________________________________________________________________________

Kenneth E.                 1996          122,894       28,198                -0-                    19,897
Overstreet,
President and
Director                _____________________________________________________________________________________

                           1995          122,167       30,753              20,000                   15,515
                        _____________________________________________________________________________________

                           1994          117,572       30,464               6,667                    9,270
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

(1) Consists of contributions under the Company's Profit Sharing Plan and Trust ($5,008 to both Mr. Bredesen and to Mr. Overstreet in fiscal year 1996) and the value of deferred compensation benefits under the Company's Deferred Compensation Plan of $14,889 for Mr. Overstreet in fiscal year 1996.

STOCK OPTIONS

     No options were granted to any of the executive officers named in the Summary Compensation Table during the fiscal year ended October 31, 1996. The following table summarizes the value of the unexercised options held by the executive officers named in the Summary Compensation table as of October 31, 1996:

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
                                                                                      VALUE OF UNEXERCISED
                       SHARES                       NUMBER OF UNEXERCISED           IN-THE-MONEY OPTIONS AT
                     ACQUIRED ON      VALUE       OPTIONS AT FISCAL YEAR-END           FISCAL YEAR-END
       NAME            EXERCISE      REALIZED      EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE(1)
___________________________________________________________________________________________________________
Roger T. Bredesen        N/A           N/A               17,167/4,500(2)               $ 40,651/$7,650
___________________________________________________________________________________________________________
Kenneth Overstreet       N/A           N/A               44,666/28,668(3)              $162,064/$44,938
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

(1) Value of unexercised options is calculated by determining the difference between the fair market value of the shares underlying the options at October 31, 1996 and the exercise price of the options.

(2) Consists of options to purchase 15,000 shares under the Company's 1994 Employees' Incentive Stock Option Plan (the "1994 Plan") and 6,667 shares for serving on the Board of Directors.

(3) Consists of options to purchase 6,667 shares for serving on the Board of Directors, 40,000 shares under the 1994 Plan and 26,667 shares pursuant to a grant made by the Company in August 1990.

DIRECTORS' COMPENSATION

     Directors receive annual directors' fees of $2,500 plus $600 per meeting attended. In addition, directors of the Company receive options for serving on the Board as follows:

                                   Number of       Purchase Price       Date
         Director                   Shares            Per Share        Granted
         --------                  ---------       --------------      -------

         Roger T. Bredesen           6,667              $4.88          1988(1)

         John Mutschler              6,667              $4.88          1988(1)

         J. S. Braun                 6,667              $5.63          1992(1)

         Kenneth E. Overstreet       6,667              $6.00          1993(1)

         Roy  W. Terwilliger         6,667              $7.25          1995(2)

         Dr. Lester A. Wanninger     6,667              $7.00          1996(2)


(1) These options were granted by resolution of the Board of Directors. The option exercise prices (Purchase Price Per Share) were determined by the bid price listed in the STAR TRIBUNE newspaper of the Twin Cities on the date of grant (as adjusted for stock splits). Such options may be exercised at the rate of 1,333 shares for each year of continuous service on the Board of Directors. Board members who have served on the Board in excess of five (5) years are able to exercise options for all 6,667 shares. The right to exercise such options shall expire ten (10) years from the date of grant.

(2) These options were granted pursuant to the Company's Outside Directors Stock Option Plan (the "Directors Plan") which provides formula grants of stock options to outside (non-employee) directors ("Outside Directors"). Pursuant to the Directors Plan, each Outside Director elected to the Board during or after 1993 will receive an Option to purchase 6,667 shares of Common Stock at a purchase price equal to the closing price of the Common Stock on the date of grant. Options granted under the Directors Plan vest and become exercisable over a five year period at the rate of 20% per year commencing one year from the date of grant, and expire at the earlier of
     (i) 10 years from the date of grant, or (ii) one year after the Outside Director ceases to be a member of the Board.

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Roger T. Bredesen, its Chief Executive Officer, effective December 17, 1986, to serve in such capacity until terminated by one of the parties upon 90 days notice. Mr. Bredesen's annual base salary under the employment agreement is adjusted annually by the Compensation Committee of the Board of Directors (in 1996, Mr. Bredesen's base salary was $180,726). The employment agreement also establishes an aggregate of $500,000 to be paid over the course of 10 years following Mr. Bredesen's termination of employment with the Company at the rate of $50,000 per year (which amount is subject to adjustment annually based on changes in the Consumer Price Index). In October 1996, the Board of Directors amended this plan to allow Mr. Bredeson to begin receiving these payments in November 1996.

     The Company entered into an employment agreement with Kenneth E. Overstreet, its President, effective May 10, 1989, to serve originally as its Executive Vice President until terminated by one of the parties. Mr. Overstreet's annual base salary under the employment agreement is Adjusted annually by the Compensation Committee of the Board of Directors (in 1996, Mr. Overstreet's base salary was $122,894). The employment agreement also granted to Mr. Overstreet an option to purchase 26,667 shares of the Company's Common Stock at a purchase price of $4.50 per share. Mr. Overstreet has agreed not to compete with the Company for a period of two years after the termination of his employment.

               ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth as of January 19, 1997 the number of shares of Common Stock beneficially owned by each person known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Company's capital stock by each director and by all executive officers and directors as a group. Except as otherwise indicated, the persons listed possess all voting and investment power with respect to the shares listed for them.

NAME AND ADDRESS                      AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP      PERCENT OF CLASS
-------------------                   --------------------      ----------------

Roger T. Bredesen                      101,633 Shares (1)              6%
7130 Northland Circle North
Brooklyn Park, MN  55428

Roger T. Bredesen                      143,200 Shares                  8%
Income Trust A dated
June 29, 1990
E. Burke Hinds, Trustee
100 So. 5th Street, Suite 1100
Minneapolis, MN  55402

Roger T. Bredesen                      143,200 Shares                  8%
Income Trust B dated
June 29, 1990
Clarence J. Hynes, Trustee
1433 Utica Avenue So.
Minneapolis, MN  55416

E. Fay Bredesen Income Trust           158,237 Shares                  9%
dated June 29, 1990
Wendall J. Davidson, Trustee
11931 54th Avenue So.
Minneapolis, MN  55442

E. Faye Bredesen 1996 Annuity          141,857 Shares                 8%
Trust U/A dated December 20, 1996
E. Faye Bredesen and E. Burke
Hinds, Trustees
100 So. Fifth Street, Suite 1100
Minneapolis, MN  55402

E. Burke Hinds                         320,057 Shares (2)            18%
100 So. Fifth Street, Suite 1100
Minneapolis, MN  55402

NAME AND ADDRESS                      AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP      PERCENT OF CLASS
-------------------                   --------------------      ----------------

John Mutschler                          7,667 Shares  (3)               *
7130 Northland Circle North
Brooklyn Park, MN  55428

Kenneth E. Overstreet                  46,810 Shares  (4)               3%
7130 Northland Circle North
Brooklyn Park, MN  55428

J.S. Braun                              9,333 Shares  (5)               *
8000 Townline Avenue So.
Minneapolis, MN  55439

Roy W. Terwilliger                      2,666 Shares  (6)               *
P. O. Box 444005
Eden Prairie, MN  55344

Dr. Lester A. Wanninger                     0 Shares
395 Hubert H. Humphrey Building
271 19th Avenue South
Minneapolis, MN  55455

All executive officers (4)
and directors as a group
(8 individuals)                       198,191 Shares (1, 3-7)          11%
_________________________________
*Represents less than 1%
(1) Includes 17,167 shares issuable upon exercise of currently exercisable options.

(2)  Represents 143,200 shares beneficially owned by the Roger T.
     Bredesen Income Trust A dated June 29, 1990, 141,857 shares beneficially owned by the E. Faye Bredesen 1996 Aunnuity Trust U/A dated December 20, 1996 and 35,000 shares beneficially owned by the Roger T. Bredesen 1996 Annuity Trust U/A dated December 20, 1996, as to all of which trusts Mr. Hinds serves as trustee.

(3) Includes 6,667 shares issuable upon exercise of currently exercisable options.
(4) Includes 44,666 shares issuable upon exercise of currently exercisable options.
(5) Includes 6,667 shares issuable upon exercise of currently exercisable options.
(6)  Includes 2,666 shares issuable under currently exercisable options.
(7) Includes 8,400 shares issuable to two officers upon exercise of currently exercisable options.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as a part of the report:


         Exhibit
         Number        Title                                              Method of Filing
         -------       -----                                              ----------------
          3.1          Restated Articles of Incorporation                        *
                       of the Company, as amended

          3.2          Bylaws of the Company                                     *

          4            Instruments defining rights of                            *
                       security holders

          10.1         Employment Agreement of Roger                             *
                       Bredesen

          10.1(a)      Employment Agreement, dated May 10,
                       1989, of Kenneth E. Overstreet                            *

          10.3         Northstar Computer Forms, Inc.                            *
                       Deferred Compensation Plan for
                       Officers of the Company

          10.4         Northstar Computer Forms, Inc.                            *
                       Amended and Restated Employees'
                       Profit Sharing Plan and Trust

          10.4.1       Amendment to Northstar Computer                    Incorporated by
                       Forms, Inc. Amended and Restated                   reference to the
                       Employees' Profit Sharing Plan                     same numbered Exhibit
                       and Trust                                          to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 27, 1993

          10.4.2       General Financial Supply, Inc.                     Incorporated by
                       Amended and Restated Employees'                    reference to the
                       Profit Sharing Plan and Trust                      same numbered Exhibit
                                                                          to the Company's Form
                                                                          10-KSB filed on
                                                                          January 27, 1993

          10.5         Northstar Computer Forms, Inc.                            *
                       1984 Stock Option Plan



         Exhibit
         Number        Title                                              Method of Filing
         -------       -----                                              ----------------


          10.6         Milwaukee, Wisconsin Lease                                *

          10.6(a)      Fifth and Sixth Addendums dated                    Incorporated by
                       March 10, 1994 and December 13,                    reference to the
                       1994, respectively, to Milwaukee,                  same numbered Exhibit
                       Wisconsin Lease                                    to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 27, 1995

          10.7         Bridgewater, Virginia Lease                        Incorporated by
                                                                          reference to the
                                                                          same numbered Exhibit
                                                                          to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 25, 1994

          10.7(a)      Bridgewater, Virginia Lease                        Incorporated by
                       Option, dated July 8, 1994, and                    reference to the
                       lease extension dated December                     same numbered Exhibit
                       12, 1994                                           to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 27, 1995

          10.9         Denver, Colorado Lease                             Incorporated by
                                                                          reference to the
                                                                          same numbered Exhibit
                                                                          to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 29, 1991

          10.9(a)      Extension to Denver, Colorado                      Incorporated by
                       Business Lease dated December                      reference to the
                       26, 1994                                           same numbered Exhibit
                                                                          to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 27, 1995

          10.10        License Agreement dated May 31,                    Incorporated by
                       1991 between the Company and                       reference to the
                       Standard Register Company                          same numbered Exhibit
                                                                          to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 29, 1991

          10.12        1994 Employee Incentive                            Incorporated by
                       Stock Option Plan                                  reference to the
                                                                          same numbered Exhibit


         Exhibit
         Number        Title                                              Method of Filing
         -------       -----                                              ----------------

                                                                          to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 25, 1994

          10.14        Purchase Agreement for 1226 Linden Avenue          Incorporated by
                       between Benson-Orth Associates, Incorporated       reference to the
                       as Buyer and the Company as Seller, dated          same numbered Exhibit
                       July 28, 1994                                      to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 27, 1995

          10.15        Like Kind Exchange Agreement by and                Incorporated by
                       between the Company, Benson-Orth                   reference to the
                       Associates, Incorporated, and                      same numbered Exhibit
                       Creative Land Services dated July                  to the Company's
                       28, 1994                                           Form 10-KSB filed on
                                                                          January 27, 1995

          10.16        Loan Agreement between Brooklyn                    Incorporated by
                       Park Economic Development Authority                reference to the
                       and the Company dated August 1, 1994               same numbered
                                                                          Exhibit to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 27, 1995

          10.17        Indenture of Trust between Brooklyn                Incorporated by
                       Park Economic Development Authority                reference to the
                       and First Trust National Association               same numbered Exhibit
                       dated August 1, 1994                               to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 27, 1995

          10.18        Reimbursement Agreement between First              Incorporated by
                       Bank National Association and the                  reference to the
                       Company dated August 1, 1994                       same numbered Exhibit
                                                                          to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 27, 1995

          10.19        First Bank National Association                    Incorporated by
                       Initial Letter of Credit dated                     reference to the
                       August 25, 1994                                    same numbered Exhibit
                                                                          to the Company's
                                                                          Form 10-KSB filed on
                                                                          January 27, 1995

          10.20        Northstar Computer Forms Outside                   Incorporated by



         Exhibit
         Number        Title                                              Method of Filing
         -------       -----                                              ----------------

                       Directors Stock Option Plan                        reference to the
                                                                          same numbered
                                                                          Exhibit to the
                                                                          Company's Form
                                                                          10-QSB filed on June
                                                                          14, 1995

          10.21        Lease, dated July 22, 1996 by and                  Filed herewith
                       between Northstar Computer Forms,
                       Inc. and Deluxe Corporation relating
                       to the Company's Roseville facility

          13           Annual Report to Shareholders                      Filed herewith
                       for the fiscal year ended
                       October 31, 1996

          18           Letter re change in accounting principles          Incorporated by
                                                                          reference to the
                                                                          same numbered Exhibit
                                                                          to the Company's Form
                                                                          Form 10-KSB filed on
                                                                          January 29, 1996

          22           Subsidiaries of the Company                        Incorporated by
                                                                          reference to the
                                                                          same numbered Exhibit
                                                                          to the Company's Form
                                                                          Form 10-KSB filed on
                                                                          January 29, 1991

          23.1         Consent of Coopers & Lybrand, L.L.P.               Filed herewith


____________

* Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form 10 which was rendered effective on May 7, 1991, pursuant to Rule 12b-32.

     (b) REPORTS ON FORM 8-K. The Company filed one report on Form 8-K on August 7, 1996 relating to its acquisition, on July 22, 1996 of substantially all of the assets of the financial forms division of Deluxe Corporation. Because this acquisition is deemed significant in relation to the Company's financial statements, the Company was required to provide certain audited and proforma financial information about the acquired division in its Form 8-K filing, but has not yet provided the information. As a result of this, the Company is deemed not to be in compliance with its reporting obligations under the Securities Exchange Act of 1934, as amended. Except for the foregoing, no other reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NORTHSTAR COMPUTER FORMS, INC.

                          By:/s/ Mary Ann Morin
                             --------------------------------
                             Mary Ann Morin, Treasurer
                             and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Roger T. Bredesen                                            1/23/97
----------------------------------------                         -------
Roger T. Bredesen, Chairman of the Board,                        Date
President and Chief Executive Officer


/s/ John Mutschler                                               1/23/97
----------------------------------------                         -------
John Mutschler, Director                                         Date


/s/ Kenneth E. Overstreet                                        1/23/97
----------------------------------------                         -------
Kenneth E. Overstreet, Director                                  Date


/s/ J. S. Braun                                                  1/23/97
----------------------------------------                         -------
J. S. Braun, Director                                            Date


/s/ Roy W. Terwilliger                                           1/23/97
----------------------------------------                         -------
Roy W. Terwilliger, Director                                     Date


/s/ Dr. Lester A. Wanninger                                      1/23/97
----------------------------------------                         -------
Dr. Lester A. Wanninger, Director                                Date