Form 10QSB
period 1997-01-31
NORTHSTAR COMPUTER FORMS INC/MN
filed 1997-03-17
CIK 873082

                          Securities and Exchange Commission
                               Washington, D.C.  20549
                                     Form 10-Q SB

(Mark One)

( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended   January 31, 1997
                               --------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number 0-19056
                       -------

                            Northstar Computer Forms, Inc.
              ----------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Minnesota                                   41-0882640
-------------------------------        ----------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification Numbers)
incorporation or organization)

7130 Northland Circle N    Brooklyn Park, Minnesota                55428
--------------------------------------------------------        ---------------
(Address or Principal Executive Offices)                        Zip Code


Registrant's telephone number, including area code     (612) 531-7340
                                                   ------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                         Outstanding at March 10, 1997
         -----                         -----------------------------
Common Stock, $.05 par value                1,719,871 Shares

Part 1.  Financial Information
Item 1.  Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                    January 31,     October 31,
                                                       1997            1996
    ASSETS                                          -----------      ----------

Current Assets:
Cash and cash equivalents                           $ 1,428,300     $ 2,378,105
Accounts receivable, less
  allowance for doubtful accounts
  of  $157,800 in 1997 and $144,000 in 1996           7,236,863       4,728,735

Inventories                                           1,401,155       2,292,057
Other current assets                                    293,113         216,280
Deferred income taxes                                   154,033         148,796
                                                    -----------     -----------

    Total current assets                             10,513,464       9,763,973
                                                    -----------     -----------

Property, plant and equipment                        28,297,519      27,730,780

Less accumulated depreciation and
  amortization                                     (12,456,237)    (11,561,128)
                                                    -----------    ------------

    Net property, plant and equipment                15,841,282      16,169,652
                                                    -----------     -----------

Note receivable,  less current portion                  939,241         990,060
Goodwill                                              1,908,929       1,959,305
Other assets                                            499,288         518,442
                                                    -----------     -----------

    Total Assets                                    $29,702,204     $29,401,432
                                                    -----------     -----------
                                                    -----------     -----------




                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                    January 31,     October 31,
                                                        1997           1996
                                                    -----------     -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                   $   812,500     $ 1,029,825
Accounts payable                                      1,928,733       2,103,537
Accrued liabilities                                   1,442,315       1,249,388
                                                    -----------     -----------

    Total current liabilities                         4,183,548       4,382,750

Deferred compensation                                   800,525         775,199
Deferred income taxes                                 1,130,853       1,039,773
Long-term debt, less current portion                 10,378,050      10,565,175

Commitments

Stockholders' equity:
Common stock, $.05 par value
  authorized, 5,000,000 shares; issued
  and outstanding,  1,716,571
     at January 31, 1997 and October 31, 1996            85,828          85,828
Additional paid-in capital                            1,995,177       1,995,177
Retained earnings                                    11,128,223      10,557,530
                                                    -----------     -----------

    Total stockholders' equity                       13,209,228      12,638,535
                                                    -----------     -----------

Total Liabilities and Stockholders' Equity          $29,702,204     $29,401,432
                                                    -----------     -----------
                                                    -----------     -----------






                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.

                     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)

                                                   Three Months Ended
                                                        January 31
                                               1997                     1996
                                          ------------            ------------
Net Sales                                  $11,608,757              $5,603,897

Cost of goods sold                           8,519,722               4,730,953
                                          ------------            ------------

         Gross profit                        3,089,035                 872,944

Selling, general and
  administrative expenses                    1,912,879                 723,737
                                          ------------            ------------

         Operating income                    1,176,156                 149,207

Other income (expense):
  Interest expense                            (230,356)                (40,870)
  Other, net, principally
     interest income                             6,893                  17,399
                                          ------------            ------------
                                              (223,463)                (23,471)
                                          ------------            ------------

         Earnings before income taxes          952,693                 125,736

Provision for income taxes                     382,000                  43,000
                                          ------------            ------------

Net earnings                              $    570,693            $     82,736
                                          ------------            ------------
                                          ------------            ------------

Net earnings per common share             $        .31            $        .05
                                          ------------            ------------
                                          ------------            ------------
Weighted average common and
  common equivalent shares
  outstanding                                1,828,842               1,753,186
                                          ------------            ------------
                                          ------------            ------------


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW  (Unaudited)
                   Increase (Decrease) in Cash and Cash Equivalents
                 for the three months ended January 31, 1997 and 1996

                                                         1997          1996
                                                     -----------   -----------
Cash flows from operating activities:

    Net earnings                                     $   570,693  $     82,736
    Adjustments to reconcile net earnings to
          net cash (used in) provided by operating
          activities
      Depreciation and amortization                      679,946       378,150
      Provision for losses on receivables                 13,800        13,800
      (Gain) Loss on sale of equipment                     1,710          (300)
      Net changes in operating assets and
        liabilities                                   (1,494,707)      104,765
                                                     -----------   -----------

Net cash provided by (used in) operating activities     (228,558)      579,151
                                                     -----------   -----------

Cash flows from investing activities:
   Capital expenditures and equipment deposits          (256,438)     (120,918)
   Proceeds from sale of equipment                           400           300
   Notes receivable repayments                            50,819        41,892
                                                     -----------   -----------

Net cash used in investing activities                   (205,219)      (78,726)
                                                     -----------   -----------

Cash flows from financing activities:
   Dividends paid                                       (111,578)     (111,404)
   Principal payments on long-term debt                 (404,450)
                                                     -----------   -----------
Net cash used in financing activities                   (516,028)     (111,404)
                                                     -----------   -----------

Net increase (decrease) in cash and cash
   equivalents                                          (949,805)      389,021

Cash and cash equivalents at beginning of period       2,378,105     1,180,788
                                                     -----------   -----------
Cash and cash equivalents at end of period           $ 1,428,300   $ 1,569,809
                                                     -----------   -----------
                                                     -----------   -----------
Supplemental disclosure of cash flow:
  Cash paid during the period for:
    Income taxes                                     $    21,900   $     8,250

    Interest                                             230,357        40,870


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   January 31, 1997
                                     (Unaudited)
1.  Basis of Presentation

    The consolidated financial statements included in this Form 10-QSB have been prepared by Northstar Computer Forms, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidate financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

    The consolidated financial statements presented herein as of January 31, 1997 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and results of operations for the period presented. The results of operations for any interim period are not necessary indicative of results for the full year.

2.  Earnings per share

    Earnings per common and common equivalent share are computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are the result of dilutive stock options.

3.  Acquisition of Assets of a Division of Deluxe Corporation

    In July 1996, the Company purchased substantially all of the assets of the Financial Forms Division of Deluxe Corporation. The Company renamed the division Northstar Financial Forms. The purchase price of $9,200,000 cash was financed with a $9,000,000 term loan. The assets acquired consist principally of equipment which was used to manufacture internal bank forms. The Company intends to continue to use the assets to manufacture internal bank forms which is the same product manufactured by the Company's subsidiary, General Financial Supply, Inc.

    The division's financial results are included in the Statement of Earnings for the three months ended January 31, 1997. The financial results of operations for the three months ended January 31, 1996 on a pro forma basis as though the division had been acquired as of November 1, 1995 are as follows.

    Sales                                            $10,574,927
    Net earnings                                         334,261

    Net earnings per common share                            .19

4.  Stock Options

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company intends to follow the option that permits entities to continue to apply current accounting standards to stock-based employee compensation arrangements. Effective with fiscal year-end 1997 reporting, the Company will disclose pro forma net income and earnings per share amounts as if Statement No. 123 accounting were applied to the Company's stock compensation programs.

                            NORTHSTAR COMPUTER FORMS, INC.

                   Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations of
                                Interim Financial Data
                                     (Unaudited)

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company's condensed consolidated statements of earnings as a percentage of net sales and the percentage changes of the dollar amounts of such items as compared with the prior period.
                                      Three Months Ended January 31
                                  --------------------------------------
                                  Percentage of Net Sales       Increase
                                  -----------------------       1997 vs
                                    1997           1996          1996
                                   ------         ------        -------
Net Sales ...................      100.0%         100.0%         107.2%
Cost of Goods Sold ..........       73.4           84.4           80.1
                                   ------         ------         -----
    Gross Profit ...........        26.6           15.6          253.9
                                   ------         ------         -----

Selling, General and
  Administrative Expenses ...       16.5           12.9          164.3
                                   ------         ------         -----

Operating Income ............       10.1            2.7          688.3

Net Earnings ................        4.9            1.5          589.8
                                   ------         ------         -----

    The following table sets forth the sales for the periods indicated the internal bank forms, general business forms and consolidated sales of the Company.

                       INTERNAL            GENERAL            CONSOLIDATED
                      BANK FORMS   %   BUSINESS FORMS   %        SALES
                      ----------  ---  --------------  ---    -------------
Current Quarter
    1997             $8,405,572    72    $3,203,185     28     $ 11,608,757
    1996             $3,183,550    57    $2,420,347     43     $  5,603,897
Increase              5,222,022             782,838               6,004,860
Percentage Increase      164.0%               32.3%                  107.2%

Approximately $4,800,000 or 92 percent of the increase in internal bank form sales came from the new division, Northstar Financial Forms. The remaining increase occurred mainly due to growth in standard bank form orders from new and existing customers.

In the general business forms business, the sales increase is due to an increase in orders from existing customers. Sales in one product line increased approximately $335,000, accounting for approximately 43 percent of the sales increase in general business forms.

Gross profit for the first quarter of 1997 increased from 15.6 percent in 1996 to 26.6 percent in 1997. Without the contribution of the new division, gross profit for the first quarter would have been 18.6 percent. During 1997, manufacturing costs, exclusive of material, remained relatively constant. Material costs decreased slightly as certain paper prices declined late in fiscal 1996.

Approximately $190,000 or 82.5 percent of the first quarter interest expense relates to the $9,000,000 debt incurred in July 1996 to acquire the new division. Earnings before income taxes was $952,693 or 8.2 percent of sales in 1997, compared with $125,736 or 2.2 percent of sales in the first quarter of 1996. Earnings per share were $ .31 in 1997 and $ .05 in 1996.

Financial Condition

The Company's long-term debt consists of the acquisition term loan and Variable Rate Demand Industrial Development Revenue Bonds. The Company's obligation to repay the bonds is collateralized by an irrevocable, direct-pay letter of credit. The term loan and the letter of credit are collateralized by the Company's property, plant and equipment, inventories and accounts receivable. The term loan principal is payable from annual excess cash flow as defined in the loan agreement and in quarterly installments beginning July 31, 1997, with any remaining principal balance due on July 31, 2003. Interest is payable monthly. The bonds require annual principal payments and monthly interest payments at a variable rate based upon comparable tax-exempt issues. Both the term loan and the letter of credit specify limits on capital expenditures and dividends. Both also specify working capital, net worth and certain financial ratios that the Company must maintain.

The Company continues to expand its manufacturing capacity by the acquisition of equipment. Capital expenditures for equipment during the three months ended January 31, 1997 were $256,438 compared to $120,918 for the comparable period of 1996. The company anticipates capital expenditures of approximately $1,000,000 in fiscal 1997.

Net cash used in operations was $228,558 for the three months ended January 31, 1997 compared to $579,151 provided by operations for the same period in 1996. The Company's working capital was $6.3 million on January 31, 1997 compared to $5.4 million on October 31, 1996. If necessary to finance operations, the Company has available a bank line of credit for $1.5 million at an interest rate equal to the bank's reference rate.

The Company believes its existing financial resources are adequate to fund its fiscal year 1997 capital expenditures and dividend payments and foresees no events or uncertainties that are likely to have a material impact on its liquidity. The Company expects to be able to generate sufficient cash flow from operations to avoid relying on external sources of financing, beyond the financing sources already in existence.

Outlook

The acquisition of the financial forms division will have a significant impact on the Company's business during fiscal year 1997. Management will continue focusing on integrating operations, developing computer reporting systems and implementing marketing plans to improve operating efficiency between all manufacturing locations. The savings from the operating efficiencies, however, will be somewhat offset by additional costs, particularly interest expense on the Term Loan and the depreciation and amortization costs of the new operation.

The Company is not aware of any trends, events or other uncertainties that will have a significant impact on its financial condition or results of operations.

                            NORTHSTAR COMPUTER FORMS, INC.

                             PART II. - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits (11) schedule of computation of per share earnings.

    (b)  Reports on Form 8-K
         None

None of the other items contained in Part II of Form 10-QSB is applicable to the Company for the quarter ended January 31, 1997.

                                      Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Northstar Computer Forms, Inc.
                                     (Registrant)




Date:      March 11, 1997                   By:         Mary Ann Morin
     -------------------------                   -----------------------------
                                                        Mary Ann Morin
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

                            NORTHSTAR COMPUTER FORMS, INC.




Exhibit

11. Schedule of Computation of Per Share Earnings.