Form 10QSB
period 1997-04-30
NORTHSTAR COMPUTER FORMS INC/MN
filed 1997-06-12
CIK 873082

                          Securities and Exchange Commission
                               Washington, D.C.  20549
                                     Form 10-Q SB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   APRIL 30, 1997
                              ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number 0-19056
                       -------

                            NORTHSTAR COMPUTER FORMS, INC.
             ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         MINNESOTA                                           41-0882640
-------------------------------                     ---------------------------
(State of other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Numbers)


7130 NORTHLAND CIRCLE N    BROOKLYN PARK, MINNESOTA              55428
-------------------------------------------------------      -------------
      (Address or Principal Executive Offices)                 Zip Code


Registrant's telephone number, including area code     (612) 531-7340
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
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                         OUTSTANDING AT MAY 27, 1997
         -----                         ---------------------------

Common Stock, $.05 par value                1,733,721 Shares

Part 1.   Financial Information
Item 1.  Financial Statements


                            NORTHSTAR COMPUTER FORMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                     April 30,                October 31,
                                  1997 (Unaudited)               1996
                                 ------------------        ----------------
              ASSETS

Current assets:
   Cash and cash equivalents          $  3,748,605           $  2,378,105
   Accounts receivable, less
      allowance for doubtful
      accounts of $178,000 at
      April 30, 1997 and
      $144,000 at October 31, 1996       6,056,982              4,728,735
   Inventories                           1,326,875              2,292,057
   Other current assets                    468,791                216,280
   Deferred income taxes                   158,170                148,796
                                 ------------------        ----------------

          Total current assets          11,759,423              9,763,973
                                 ------------------        ----------------

Property, plant and equipment           29,074,216             27,730,780

Accumulated depreciation and
   amortization                        (13,044,717)            (11,561,128)
                                 ------------------        ----------------



          Property, plant and
           equipment, net               16,029,499             16,169,652
                                 ------------------        ----------------

Notes receivable, less current
    portion                                875,783                990,060
Goodwill                                 1,858,552              1,959,305
Other assets                               489,149                518,442
                                 ------------------        ----------------

          Total assets               $  31,012,406          $  29,401,432
                                 ------------------        ----------------
                                 ------------------        ----------------

               See accompanying notes to unauditied Condensed
                      Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                      April 30,               October 31,
                                  1997 (Unaudited)               1996
                                 ------------------        ----------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-
      term debt                       $  1,950,000            $  1,029,825
   Accounts payable                      2,174,735               2,103,537
   Accrued liabilities                   1,764,141               1,249,388
                                 ------------------        ----------------


        Total current liabilities        5,888,876               4,382,750

   Deferred compensation                   737,925                 775,199
   Deferred income taxes                 1,221,931               1,039,773
   Long-term debt, less
      current portion                    9,240,550              10,565,175

Commitments

Stockholders' equity:
Common stock, $ .05 par value
   authorized, 5,000,000 shares; issued
   and outstanding, 1,723,871 at April
   30, 1997 and 1,716,571 at October
   31, 1996                                 86,194                  85,828
Additional paid-in capital               2,042,388               1,995,177
Retained earnings                       11,794,542              10,557,530
                                 ------------------        ----------------

        Total stockholders'
           equity                       13,923,124              12,638,535
                                 ------------------        ----------------

        Total liabilities and
           stockholders' equity      $  31,012,406           $  29,401,432
                                 ------------------        ----------------
                                 ------------------        ----------------


               See accompanying notes to unauditied Condensed
                      Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)


                                        Three Months Ended                      Six Months Ended
                                             April 30                                April 30
                                        1997           1996                   1997          1996
                                        ----           ----                   ----          ----
Net Sales                            $  11,740,931   $  5,922,005           $23,349,688    $11,525,902

Cost of goods sold                       8,116,094      4,843,777            16,635,816      9,574,730
                                    --------------  -------------          ------------  --------------

   Gross profit                          3,624,837      1,078,228             6,713,872      1,951,172

Selling, general and
  administrative expenses                2,113,784        808,968             4,026,663      1,532,705
                                    --------------  -------------          ------------  --------------
      Operating income                   1,511,053        269,260             2,687,209        418,467

Other income (expense):
   Interest expense                       (217,878)       (38,398)             (448,234)       (79,268)
   Other, net, principally
      interest income                       30,168         26,483                37,061         43,882
   Gain (loss) on sale of assets             3,266         (1,638)                3,266         (1,638)
                                    --------------  -------------          ------------  --------------
                                          (184,444)       (13,553)             (407,907)       (37,024)
                                    --------------  -------------          ------------  --------------

Earnings before
   income taxes                          1,326,609        255,707             2,279,302        381,443

Provision for income taxes                 531,000        105,500               913,000        148,500
                                    --------------  -------------          ------------  --------------

Net earnings                            $  795,609     $  150,207          $  1,366,302     $  232,943
                                    --------------  -------------          ------------  --------------

Net earnings
   per common share:                       $  0.44        $  0.09               $  0.75        $  0.14
                                    --------------  -------------          ------------  --------------

Weighted average common and
   common equivalent shares
   outstanding                           1,827,599      1,738,232             1,825,276      1,738,232
                                    --------------  -------------          ------------  --------------
                                    --------------  -------------          ------------  --------------

Dividends paid                            $  0.075       $  0.065              $  0.075       $  0.065
                                    --------------  -------------          ------------  --------------
                                    --------------  -------------          ------------  --------------




               See accompanying notes to unauditied Condensed
                      Consolidated Financial Statements



                            NORTHSTAR COMPUTER FORMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                   Increase (Decrease) in Cash and Cash Equivalents
                   for the six months ended April 30, 1997 and 1996

                                                 1997                1996
                                                 ----                ----
Cash flows from operating activities:
   Net earnings                              $  1,366,302           $  232,943
   Adjustments to reconcile net earnings to
         net cash provided by operating
         activities
      Depreciation and amortization             1,326,822              753,970
      Provision for losses on receivables          27,600               27,600
      (Gain) loss on sale of property and
        equipment                                  (3,266)               1,638
      Net changes in operating assets and
        liabilities                                84,430              553,631
                                            ---------------      ---------------

Net cash provided by operating activities       2,801,888            1,569,782
                                            ---------------      ---------------

Cash flows from investing activities:
   Capital expenditures and equipment deposits (1,038,838)            (339,813)
   Proceeds from sale of property and equipment     8,900                  225
   Notes receivable repayments                     89,213               48,534
   Other                                           (4,500)
                                            ---------------      ---------------

Net cash used in investing activities            (945,225)            (291,054)
                                            ---------------      ---------------

Cash flows from financing activities:
   Principle payment on long-term debt           (404,450)
   Dividends paid                                (129,290)            (111,510)
   Stock options exercised                         47,577
   Redemption of common stock                                           (2,723)
                                            ---------------      ---------------

Net cash used in financing activities            (486,163)            (114,233)
                                            ---------------      ---------------
Net increase in cash and cash equivalents       1,370,500            1,164,495

Cash and cash equivalents at
  beginning of period                           2,378,105            1,180,788
                                            ---------------      ---------------

Cash and cash equivalents at end of period   $  3,748,605         $  2,345,283
                                            ---------------      ---------------
                                            ---------------      ---------------

Supplemental disclosure of cash flow:
   Cash paid during the period for:
      Income taxes                             $  489,900           $  138,650
      Interest                                    459,914               79,268

               See accompanying notes to unauditied Condensed
                      Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 1997
                                     (Unaudited)
1.  Basis of Presentation

    The condensed consolidated financial statements included in this Form 10-QSB have been prepared by Northstar Computer Forms, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year end balance sheet was derived from audited financial statements, but does not include all disclosure required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

    The consolidated financial statements presented herein as of April 30, 1997 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and results of operations for the period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  Earnings per share

    Earnings per common and common equivalent share are computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are the result of dilutive stock options.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, a new standard for computing and presenting earnings per share. The Company is required to adopt the new standard in the first quarter of fiscal 1998; earlier adoption is not permitted. The Company expects that earning per share computed under the new standard will approximate earnings per share currently reported.

3.  Acquisition of Assets of a Division of Deluxe Corporation

    In July 1996, the Company purchased substantially all of the assets of the Financial Forms Division of Deluxe Corporation. The Company renamed the division Northstar Financial Forms. The purchase price of $9,200,000 cash and $124,754 of direct acquisition costs was financed with a $9,000,000 term loan. The assets acquired consist principally of manufacturing equipment. Northstar Financial Forms manufactures internal bank forms which is the same product line manufactured by the Company's subsidiary, General Financial Supply, Inc.

    The division's financial results are included in the Statement of Earnings for the three and six months ended April 30, 1997. The Company's results of operations for the three and six months ended April 30, 1996 on a pro forma basis as though the division had been acquired as of November 1, 1995 are as follows:

                        Three Months Ended April 30   Six Months Ended April 30
    Sales                    $10,893,035                   $21,467,962
    Net earnings                 401,732                       735,993

    Net earnings per
      common share                   .23                           .42

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

                            NORTHSTAR COMPUTER FORMS, INC.

                   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of
                                Interim Financial Data

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company's unaudited condensed consolidated statements of earnings as a percentage of net sales and the percentage changes of the dollar amounts of such items as compared with the prior period.

                                       Three Months Ended April 30
                                                                Increase
                                  Percentage of Net Sales       1997 vs
                                  -----------------------
                                       1997          1996         1996
                                       ----          ----        ------

Net Sales ...................         100.0%        100.0%        98.3%
Cost of Goods Sold ..........          69.1          81.8         67.6
                                      ------        ------      -------
    Gross Profit ...........           30.9          18.2        236.2
                                      ------        ------      -------

Selling, General and
  Administrative Expenses ...          18.0          13.7        161.3
                                      ------        ------      -------

Operating Income ............          12.9           4.5        461.2

Net Earnings ..............             6.8           2.5        429.7
                                      ------        ------      -------


                                            Six Months Ended April 30
                                                                Increase
                                  Percentage of Net Sales       1997 vs
                                  -----------------------
                                       1997          1996         1996
                                       ----          ----        ------

Net Sales ...................         100.0%        100.0%       102.6%
Cost of Goods Sold ..........          71.2          83.1         73.7
                                      ------        ------      -------
    Gross Profit ...........           28.8          16.9        244.1
                                      ------        ------      -------
Selling, General and
  Administrative Expenses ..           17.3          13.3        162.7
                                      ------        ------      -------

Operating Income ............          11.5           3.6        542.2

Net Earnings ..............             5.9           2.0        486.5
                                      ------        ------      -------

    The following table sets forth the sales for the periods indicated the internal bank forms, general business forms and consolidated sales of the Company.

                   INTERNAL             GENERAL              CONSOLIDATED
                   BANK FORMS  %     BUSINESS FORMS  %          SALES
                    ---------- ---    -------------- ---     -------------
Current Quarter
    1997           $8,689,240  74       $3,051,691   26      $ 11,740,931
    1996           $3,229,326  55       $2,692,679   45      $  5,922,005

Increase            5,459,914              359,012              5,818,926
Percentage Increase    169.1%                13.3%                  98.3%

Six Months
    1997          $17,114,838  73       $6,234,850   27      $ 23,349,688
    1996          $ 6,412,876  56       $5,113,026   44      $ 11,525,902

Increase           10,701,962            1,121,824             11,823,786
Percent Increase       166.9%                21.9%                 102.6%

Approximately 80 percent of the internal bank form sales increase for the three and six months ended April 30 was sales from the new division, Northstar Financial Forms. The remaining increase occurred mainly due to growth in standard bank form orders.

In the general business forms business, the sales increase is due to an increase in orders from existing customers. Sales in one product line increased approximately $493,000 for the second quarter of 1997 and $829,000 for the six months, accounting for approximately 74 percent of the year to date sales increase in general business forms.

Gross profit for the second quarter of 1997 increased from 18.2 percent in 1996
to 30.9 percent in 1997.    For the six months, gross profit increased from 16.9
percent to 28.8 percent in 1997.   The gross profit of Northstar Financial Forms
is typically higher than the other manufacturing plants because this division sell on a retail basis. This higher gross profit is offset by higher sales and administrative expense in this division. Generally, retail sales require a larger sales and administrative staff than is required by facilities which sell to distributors and printers. Without the contribution of the new division, gross profit for the second quarter would have been 23.4 percent. During 1997, variable manufacturing costs, exclusive of material, remained relatively constant as a percentage of sales. Material costs decreased during the six months due to certain paper price declines and the increased volumes improved the absorption of fixed costs.

Approximately $177,000 or 81 percent of the second quarter interest expense relates to the $9,000,000 term loan incurred in July 1996 to acquire the new division. Earnings before income taxes were $1,326,609 or 11.3 percent of sales in the second quarter of 1997, compared with $255,707 or 4.3 percent of sales in the second quarter of 1996. For the six months, earnings before income taxes were $2,279,302 or 9.8 percent of sales in 1997 compared with $381,443 or 3.3 percent of sales in 1996. Earnings per share for the six months were $ .75 in 1997 and $ .14 in 1996.

Financial Condition

The Company's long-term debt consists of the acquisition term loan and Variable Rate Demand Industrial Development Revenue Bonds. The Company's obligation to repay the bonds is collateralized by an irrevocable, direct-pay letter of credit. The term loan and the bonds are collateralized by the Company's property, plant and equipment, inventories and accounts receivable. The term loan principal is payable in quarterly installments beginning July 31, 1997 and from annual excess cash flow as defined in the loan agreement (estimated at $950,000 and included in current liabilities) with any remaining principal balance due on July 31, 2003. Interest is payable monthly. The bonds require annual principal payments and monthly interest payments at a variable rate based upon comparable tax-exempt issues. Both the term loan and the bonds specify limits on capital expenditures and dividends. Both also specify working capital, net worth and certain financial ratios that the Company must maintain.

The Company continues to expand its manufacturing capacity by the acquisition of equipment. Capital expenditures for equipment during the six months ended April 30, 1997 were $1,038,838 compared to $339,813 for the comparable period of 1996. The Company anticipates capital expenditures of approximately $2,000,000 in fiscal 1997.

Net cash provided by operations was $2,801,888 for the six months ended April 30, 1997 compared to $1,569,782 for the same period in 1996. The Company's working capital was $5.9 million on April 30, 1997 compared to $5.4 million on October 31, 1996. If necessary to finance operations, the Company has available a bank line of credit for $1.5 million at an interest rate equal to the bank's reference rate.

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

Outlook

The acquisition of the financial forms division continues to have a significant impact on the Company's business. Management continues to focus on integrating operations, developing computer reporting systems and implementing marketing plans. This integration continues to improve the operating efficiency between manufacturing locations.

The Company is not aware of any trends, events or other uncertainties that will have a significant impact on its financial condition or results of operations.

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, a new standard for computing and presenting earnings per share. The Company is required to adopt the new standard in the first quarter of fiscal 1998; earlier adoption is not permitted. The Company expects that earning per share computed under the new standard will approximate earnings per share currently reported.

                            NORTHSTAR COMPUTER FORMS, INC.

                             PART II. - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The registrant held its Annual Meeting of Stockholder on April 3,
               1997.

    (a) The shareholders re-elected the incumbent Board of Directors: Roger T. Bredesen, John G. Mutschler, J.S. Braun, Kenneth E. Overstreet, Roy W. Terwilliger and Dr. Lester A. Wanninger.

    (b) The shareholders approved the re-appointment of Coopers & Lybrand, independent certified public accountants, to audit the consolidated financial statements of the Company and its subsidiary for the year to end October 31, 1997.

         1,337,236 shares were voted affirmatively.

Item 6.  Exhibits and Reports on Form 8-K - None.


None of the other items contained in Part II of Form 10-QSB is applicable to the Company for the quarter ended April 30, 1997.

                                      Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Northstar Computer Forms, Inc.
                                     (Registrant)




Date:       May 27, 1997                              By:     Mary Ann Morin
       ---------------------                                --------------------
                                                              Mary Ann Morin
                                                      Chief Financial Officer
                                                  (Principal Financial Officer)