Form 10QSB
period 1997-07-31
NORTHSTAR COMPUTER FORMS INC/MN
filed 1997-09-11
CIK 873082

                          Securities and Exchange Commission
                                Washington, D.C. 20549
                                     Form 10-Q SB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 1997
                              -----------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    --------------

Commission file number  0-19056
                      ---------

                            Northstar Computer Forms, Inc.
               --------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Minnesota                          41-0882640
------------------------------    ----------------------------------------
(State of other jurisdiction of   (I.R.S. Employer Identification Numbers)
incorporation or organization)

7130 Northland Circle North     Brooklyn Park, Minnesota     55428
--------------------------------------------------------   ---------
(Address or Principal Executive Offices)                   Zip Code

Registrant's telephone number, including area code   (612) 531-7340
                                                  ------------------
------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes X    No       .
                                                         ----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Outstanding at September 5, 1997
              -----                    --------------------------------
    Common Stock, $ .05 par value               1,770,571 Shares

Part 1.  Financial Information
Item 1.  Financial Statements


                            NORTHSTAR COMPUTER FORMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                               July 31,       October 31,
                                             1997 (Unaudited)    1996
                                             ----------------  ----------
          ASSETS

Current assets:
  Cash and cash equivalents                  $  4,551,348   $  2,378,105
  Accounts receivable, less
    allowance for doubtful accounts
    of $185,000 at July 31, 1997
    and $144,000 at October 31, 1996            6,454,867      4,728,735
  Inventories                                     923,143      2,292,057
  Other current assets                            240,666        216,280
  Deferred income taxes                           162,640        148,796
                                              ------------   ------------

      Total current assets                     12,332,664      9,763,973
                                              ------------   ------------

Property, plant and equipment                  29,744,812     27,730,780

Accumulated depreciation and
  amortization                                (13,670,855)   (11,561,128)
                                              ------------   ------------

      Net property, plant and
      equipment                                16,073,957     16,169,652
                                              ------------   ------------

Notes receivable, less current portion            860,840        990,060
Goodwill                                        1,808,176      1,959,305
Other assets                                      479,009        518,442
                                              ------------   ------------

      Total assets                           $ 31,554,646   $ 29,401,432
                                              ------------   ------------
                                              ------------   ------------


                         See accompanying notes to Condensed
                          Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED


                                               July 31,       October 31,
                                             1997 (Unaudited)    1996
                                             ----------------  ----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt          $  2,320,000   $  1,029,825
  Accounts payable                              2,263,608      2,103,537
  Accrued liabilities                           1,429,151      1,249,388
                                              ------------   ------------

      Total current liabilities                 6,012,759      4,382,750

Deferred compensation                             761,325        775,199
Deferred income taxes                           1,313,009      1,039,773
Long-term debt, less current portion            8,683,050     10,565,175

Commitments

Stockholders' equity:
  Common stock, $.05 par value
    authorized, 5,000,000 shares; issued
    and outstanding, 1,739,671 at
    July 31, 1997 and 1,716,571 at
    October 31, 1996                               86,983         85,828
  Additional paid-in capital                    2,145,182      1,995,177
  Retained earnings                            12,552,338     10,557,530
                                              ------------   ------------

      Total stockholders' equity               14,784,503     12,638,535
                                              ------------   ------------

      Total liabilities and
       stockholders' equity                  $ 31,554,646   $ 29,401,432
                                              ------------   ------------
                                              ------------   ------------


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)


                               Three Months Ended        Nine Months Ended
                                  July 31                      July 31
                              1997         1996        1997           1996
                              ----         ----        ----           ----
Net sales                 $11,330,222  $ 6,077,608  $34,679,910    $17,603,510

Cost of goods sold          7,870,793    4,859,440   24,506,609     14,434,170
                           ----------    ----------  -----------    -----------

   Gross profit             3,459,429    1,218,168   10,173,301      3,169,340

Selling, general and
  administrative expenses   2,069,002      873,045    6,095,665      2,405,750
                           ----------    ----------  -----------    -----------
      Operating income      1,390,427      345,123    4,077,636        763,590

Other income (expense):
   Interest expense          (223,238)     (57,743)    (671,472)      (137,011)
   Other, net, principally
      interest income          91,607       13,235      128,668         57,117
   Gain on sale of assets       2,500        5,325        5,766          3,687
                           ----------    ----------  -----------    -----------
                             (129,131)     (39,183)    (537,038)       (76,207)

Earnings before
   income taxes             1,261,296      305,940    3,540,598        687,383

Provision for income taxes    503,500      127,500    1,416,500        276,000
                           ----------    ----------  -----------    -----------

Net earnings              $   757,796   $  178,440  $ 2,124,098    $   411,383
                           ----------    ----------  -----------    -----------
Net earnings
   per common share:
      Primary             $      0.40   $     0.10  $      1.15    $      0.24
                           ----------    ----------  -----------    -----------
      Fully diluted       $      0.40   $     0.10  $      1.12    $      0.24
                           ----------    ----------  -----------    -----------

Weighted average common and
   common equivalent shares
   outstanding:
      Primary               1,871,505    1,780,656    1,851,920      1,780,656
                           ----------    ----------  -----------    -----------
                           ----------    ----------  -----------    -----------
      Fully diluted         1,885,633    1,780,656    1,894,214      1,780,656
                           ----------    ----------  -----------    -----------
                           ----------    ----------  -----------    -----------

Dividends paid            $         -   $        -  $     0.075    $     0.065
                           ----------    ----------  -----------    -----------
                           ----------    ----------  -----------    -----------


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                   Increase (Decrease) in Cash and Cash Equivalents
                   for the nine months ended July 31, 1997 and 1996

                                                          1997          1996
                                                          ----          ----
Cash flows from operating activities:
  Net earnings                                      $ 2,124,098  $    411,383
  Adjustments to reconcile net earnings to
      net cash provided by operating activities
    Depreciation and amortization                     2,021,304     1,170,193
    Provision for losses on receivables                  41,400        41,400
    Gain on sale of equipment                            (5,766)       (3,687)
    Net changes in operating assets and liabilities     284,372       789,546
                                                    -----------  ------------

Net cash provided by operating activities             4,465,408     2,408,835
                                                    -----------  ------------
Cash flows from investing activities:
  Capital expenditures and equipment deposits        (1,721,562)     (913,412)
  Proceeds from sale of equipment                        11,400         5,850
  Notes receivable repayments                           104,155        76,720
  Purchase of certain assets of a division of
    Deluxe Corp.                                                   (9,298,281)
  Other                                                  (4,500)
                                                    -----------  ------------

Net cash used in investing activities                (1,610,507)  (10,129,123)
                                                    -----------  ------------
Cash flows from financing activities:
  Borrowing on bank term note                                       9,000,000
  Principle payment on long-term debt                  (591,950)
  Dividends paid                                       (240,868)     (222,914)
  Stock options exercised                               151,160
  Redemption of common stock                                           (2,723)
                                                    -----------  ------------
Net cash (used) in provided by financing activities    (681,658)    8,774,363
                                                    -----------  ------------

Net increase in cash and cash equivalents             2,173,243     1,054,075

Cash and cash equivalents at beginning of period      2,378,105     1,180,788
                                                    -----------  ------------

Cash and cash equivalents at end of period          $ 4,551,348  $  2,234,863
                                                    -----------  ------------
                                                    -----------  ------------

Supplemental disclosure of cash flow:
  Cash paid during the period for:
    Income taxes                                    $ 1,528,580   $   258,530
    Interest                                            459,914       137,011


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                                        Page 6
                            NORTHSTAR COMPUTER FORMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    July 31, 1997
                                     (Unaudited)
1.   Basis of Presentation

     The condensed consolidated financial statements included in this Form 10-QSB have been prepared by Northstar Computer Forms, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

     The condensed consolidated financial statements presented herein as of July 31, 1997 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   Earnings per share

     Earnings per common and common equivalent share are computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are the result of dilutive stock options.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, a new standard for computing and presenting earnings per share. The Company is required to adopt the new standard in the first quarter of fiscal 1998; earlier adoption is not permitted. The Company expects that earnings per share computed under the new standard will approximate earnings per share currently reported.

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

     The division's financial results are included in the Statements of Earnings for the three and nine months ended July 31, 1997. The Company's results of operations for the three and nine months ended July 31, 1996 on a pro forma basis as though the division had been acquired as of November 1, 1995 are as follows:

                                Three Months Ended          Nine Months Ended
                                  July 31, 1996               July 31, 1996

Sales                              $10,629,336                   $32,097,298
Net earnings                           415,904                     1,151,897

Primary earnings per common share          .24                           .65

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

                                             Three Months Ended July 31

                                        Percentage of Net Sales    Increase
                                        -----------------------    --------

                                             1997      1996      1997 vs. 1996
                                             ----      -----     -------------
Net Sales. . . . . . . . . . . . .          100.0  %  100.0  %       86.4 %
Cost of Goods Sold . . . . . . . .           69.5      80.0          62.0
  Gross Profit . . . . . . . . . .           30.5      20.0         184.0


Selling, General and
  Administrative Expenses. . . . .           18.3      14.4         137.0


Operating Income . . . . . . . . .           12.3       5.7         302.9


Net Earnings . . . . . . . . . . .            6.7       2.9         324.7


                                             Nine Months Ended July 31

                                        Percentage of Net Sales    Increase
                                        -----------------------    --------

                                             1997      1996      1997 vs. 1996
                                             ----      -----     -------------
Net Sales. . . . . . . . . . . . .          100.0  %  100.0  %       97.0 %
Cost of Goods Sold . . . . . . . .           70.7      82.0          69.8
  Gross Profit . . . . . . . . . .           29.3      18.0         221.0


Selling, General and
  Administrative Expenses. . . . .           17.6      13.7         153.4

Operating Income . . . . . . . . .           11.8       4.3         434.0

Net Earnings . . . . . . . . . . .            6.1       2.3         416.3

The following table sets forth the sales for the periods indicated of the internal bank forms, general business forms and consolidated sales.

                        INTERNAL             GENERAL           CONSOLIDATED
                       BANK FORMS     %   BUSINESS FORMS  %        SALES
                       -----------   --   -------------- --    -------------
Current Quarter
    1997              $ 8,360,909   74     $2,969,313   26    $ 11,330,222
    1996              $ 3,659,310   60     $2,418,298   40    $  6,077,608

Increase                4,701,599             551,015            5,252,614
Percentage Increase        128.5%               22.8%                86.4%


Nine Months
    1997              $25,174,512   73     $9,505,398   27    $ 34,679,910
    1996              $10,072,186   57     $7,531,324   43    $ 17,603,510

Increase               15,102,326           1,974,074           17,076,400
Percentage Increase        149.9%               26.2%                97.0%

Approximately 90 percent of the internal bank form sales increase for the three and nine months ended July 31, 1997, over the comparable 1996 periods was sales from the new division, Northstar Financial Forms. The remaining increase occurred mainly due to growth in standard bank form orders.

In the general business forms business, the sales increase is due to an increase in orders from existing customers. Sales in one product line increased approximately $530,000 for the third quarter of 1997 and $1,350,000 for the nine months, accounting for approximately 68 percent of the year to date sales increase in general business forms.

Gross profit for the third quarter of 1997 increased from 20.0 percent in 1996 to 30.5 percent in 1997. For the nine months, gross profit increased from 18.0 percent to 29.3 percent in 1997. The gross profit of Northstar Financial Forms is typically higher than the Company's other divisions because this division sells directly to the end user customer while the other divisions sell primarily through distributors. This higher gross profit is partially offset by higher sales and administrative expense in this division.
 Generally, retail sales require a larger sales and administrative staff than is required by facilities which sell to distributors and printers. Without the contribution of the new division, gross profit for the third quarter would have been 24.6 percent. During 1997, variable manufacturing costs, exclusive of material, remained relatively constant as a percentage of sales.
 Material costs decreased during the nine months due to certain paper price declines and the increased volumes improved the absorption of fixed costs.

Approximately $185,000 or 83 percent of the third quarter interest expense relates to the $9,000,000 term loan incurred in July 1996 to acquire the new division. Earnings before income taxes were $1,261,296 or 11.1 percent of sales in the third quarter of 1997, compared with $305,940 or 5.0 percent of sales in the third quarter of 1996. For the nine months, earnings before income taxes were $3,540,598 or 10.2 percent of sales in 1997 compared with $687,383 or 3.9 percent of sales in 1996. Primary earnings per share for the nine months were $1.15 in 1997 and $.24 in 1996.

Financial Condition

The Company's long-term debt consists of the acquisition term loan and Variable Rate Demand Industrial Development Revenue Bonds. The Company's obligation to repay the bonds is collateralized by an irrevocable, direct-pay letter of credit. The term loan and the bonds are collateralized by the Company's property, plant and equipment, inventories and accounts receivable.
 The term loan principal is payable in quarterly installments beginning July 31, 1997 and from annual excess cash flow as defined in the loan agreement (estimated at $1,245,000 at July 31, 1997 and included in current liabilities) with any remaining principal balance due on July 31, 2003. Interest is payable monthly. The bonds require annual principal payments and monthly interest payments at a variable rate based upon comparable tax-exempt issues. Both the term loan and the bonds specify limits on capital expenditures and dividends. Both also specify working capital, net worth and certain financial ratios that the Company must maintain.

The Company continues to expand its manufacturing capacity by the acquisition of equipment. Capital expenditures for equipment during the nine months ended July 31, 1997 were $1,721,562 compared to $913,412 for the comparable period of 1996. The Company anticipates capital expenditures of approximately $2,000,000 in fiscal 1997.

Net cash provided by operations was $4,465,408 for the nine months ended July 31, 1997 compared to $2,408,835 for the same period in 1996. The Company's working capital was $6.3 million on July 31, 1997 compared to $5.4 million on October 31, 1996. If necessary to finance operations, the Company has available a bank line of credit for $1.5 million at an interest rate equal to the bank's reference rate.

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

                            NORTHSTAR COMPUTER FORMS, INC.

                             PART II. - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibit

               II   Statement re Computation of Per Share Earnings

          b)   Reports on Form 8-K

               None


None of the other items contained in Part II of Form 10-QSB is applicable to the Company for the quarter ended July 31, 1997.

                                      Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Northstar Computer Forms, Inc.
                                     (Registrant)




Date:       September 5, 1997           By:         Mary Ann Morin
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