Form 10KSB40
period 1997-10-31
NORTHSTAR COMPUTER FORMS INC/MN
filed 1998-01-29
CIK 873082

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-KSB


(MARK ONE)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended October 31, 1997

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _________________ to _________________


                COMMISSION FILE NUMBER          0-19056
                                      ---------------------------

                            NORTHSTAR COMPUTER FORMS, INC.
--------------------------------------------------------------------------------
                    (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           MINNESOTA                                         41-0882640
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

7130 NORTHLAND CIRCLE NORTH, BROOKLYN PARK, MINNESOTA                 55428
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

                                    (612) 531-7340
--------------------------------------------------------------------------------
                   (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
Yes      X       No
    -----------     -----------

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [      X      ]

     State issuer's revenues for its most recent fiscal year:  $46,277,461.

     State the aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days. (SEE definition of affiliate in Rule 12b-2 of the Exchange Act.):
$36,915,525.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               1,763,071 Shares of Common Stock as of December 31, 1997

                         DOCUMENTS INCORPORATED BY REFERENCE:

     1. Portions of the Registrant's Annual Report to Shareholders for its fiscal year ended October 31, 1997 are incorporated by reference into Part II of this Form 10-KSB.


                              [Cover page 2 of 2 pages]

                                        PART I

                          ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Northstar Computer Forms, Inc. (the "Company"), incorporated in 1964, designs, manufactures and markets printed forms with an emphasis on machine readable MICR (Magnetic Ink Character Recognition) printing. The Company's two business concentrations are business/financial forms and internal bank forms. Sales are principally through distributors with the remainder to other printers or on a direct retail basis. A majority of the retail accounts are serviced by distributor "partners" whereby the distributor acts as a manufacturer's representative. A sales/service force provides communication between the customer and the manufacturing facilities.

     The corporate headquarters and manufacturing facility of the Company are located at 7130 Northland Circle North, Brooklyn Park, Minnesota. The Company also maintains manufacturing facilities in Roseville, Minnesota (Northstar Financial Forms), and Milwaukee, Wisconsin (Wisconsin Business Forms), which operate as divisions of the Company. The Company also operates, through its wholly-owned subsidiary, General Financial Supply, Inc. ("GFS"), manufacturing facilities in the cities of Nevada, Iowa, Bridgewater, Virginia and Denver, Colorado. As of October 31, 1997, the Company employed approximately 535 persons at its six manufacturing facilities, and the Company foresees no significant increase or decrease in personnel for the 1998 fiscal year.

     The Company serves most markets where business forms are used, although its primary targeted customers are banks and other users of MICR forms. During the past few years, the Company has continued to shift its emphasis towards MICR form product lines, investing over a million dollars each year in equipment and technology to produce various kinds of MICR business, financial and internal bank forms.

BUSINESS HIGHLIGHTS - 1997

     -    Thirty-fifth (35th) anniversary of the Company in September.

     -    Record year - 60% increase in sales and 228% increase in net earnings.

     -    Completed 10,000 sq. ft. addition to Iowa facility.

     - Introduced new technology to produce airline forms (OCR-B) and Scan Forms (OMR).

     - Implemented new software (Star System) and hardware at Northstar Financial Forms in August.

     - Introduced new marketing materials for the Company's line of security documents.

     -    Published Disaster Recovery Plan and revised Employee Handbook.

     -    Expanded financial envelope printing capacity.

     -    Invested over $2 million in capital equipment.

BUSINESS, FINANCIAL AND INTERNAL BANK FORMS

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

     Cut sheet forms are forms produced in individual sheets or placed together by padding or booking. Examples of cut sheets are internal bank documents (general ledger debit/credit, cash tickets and process control documents), laser cut sheets (checks, statements and gift certificates).

     The Company manufactures unit-sets, continuous forms and laser cut sheets in its Brooklyn Park, Minnesota plant and its Milwaukee, Wisconsin plant. The Company's internal bank forms product lines are produced in the Company's Roseville, Minnesota, Nevada, Iowa, Bridgewater, Virginia and Denver, Colorado plants and consist principally of unit-sets and cut sheet forms used in the banking industry.

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

MARKETING

     The Brooklyn Park and Milwaukee plants serve customers nationally through distributors, on a non-exclusive basis, and directly with respect to other printers and stationers. The Company's Bridgewater and Nevada plants also sell through distributors and to printers on a non-exclusive basis. The Roseville plant sells through distributor "partners" and directly to certain bank customers on a retail basis. The Company's Denver plant sells directly to banks principally located in the State of Colorado, with a small portion sold in surrounding states. The Company believes that it has a competitive advantage over other business and financial form manufacturers through the use of its independent distribution network, because the network enables the Company to focus on specialized products and produce them efficiently. The Company sells to over 1,500 independent distributors, no one of which is considered a major customer.

     The Company's use of distributors enables it to save the expense of supporting a direct sales force, sales offices and certain marketing expenses in its wholesale plants. The Roseville plant, which sells on a retail basis, incurs higher sales and marketing expenses. All major competitors of the Company distribute their products (both business/financial and internal bank forms) through direct sales which typically account for expenses ranging between 10% and 20% of revenues. The Company currently serves distributors and customers in all 50 states.

     The Company intends to continue to emphasize its financial forms and internal bank forms business because of the nature of these markets. MICR encoded forms require special composition equipment and inks, thus MICR encoding provides a value-added feature. Approximately ninety percent (90%) of the business and financial forms produced by the Company, including virtually all of the internal bank forms, are MICR encoded. The Company specializes in such forms, enabling it to handle large and small volumes and create operating efficiencies.

     In addition to regular MICR forms, the Company also intends to continue to focus on secure and negotiable documents, which are both MICR encoded and non-MICR encoded. Examples of secure and negotiable MICR encoded documents are bank official checks, business checks, gift certificates and money orders. Examples of non-MICR encoded secure and negotiable documents are vehicle certificates of title, gift certificates, birth certificates and death certificates. Security features include security papers (watermark and threads), security inks that react to ultraviolet light and temperature and security printing features such as void pantographs and modulus numbering. The Company markets these documents on a national basis to both financial institutions and commercial accounts.

RAW MATERIALS AND ENVIRONMENTAL REGULATIONS

     Raw materials utilized by the Company consist principally of a wide variety of weights, widths, colors, sizes and qualities of paper. Other raw materials include printing ink, lithographic plate material and chemicals. The Company has a policy of purchasing its paper supplies from several major paper mills.
In 1995, bond paper prices, the principal paper used by the Company, increased substantially. During 1997 and 1996, paper prices leveled off and selected weights of bond paper prices decreased resulting in a paper cost decrease as a percentage of sales for 1997. The Company anticipates that paper prices will again begin to increase in 1998. The Company believes that paper and other raw materials will be sufficiently available for the foreseeable future.

     To the best of the Company's knowledge, it complies with all applicable federal, state and local environmental regulations governing the discharge of materials into the environment. Compliance with applicable environmental regulations has not had and, it is anticipated, will not have a material adverse affect on the Company's capital expenditures, earnings or competitive position.

COMPETITION

     The business forms industry is highly competitive and fragmented. The Company has a number of competitors with substantially larger resources. The Company is the 21st largest United States business and financial forms manufacturer, primarily as a result of the acquisition of the financial forms division of Deluxe Corporation. This position enables the Company to specialize in a smaller product line (MICR-oriented forms). The ability to specialize in MICR forms allows the Company to focus its capital and create economies of scale through more efficient production techniques and significantly limit the number of its direct competitors to those specializing in MICR technology. The Company believes that the principal competitive factors in the business and financial form industry are specialization, service, quality and price.

     The same competitive factors exist in the internal bank forms market, which is highly specialized and fragmented, with nearly 17,000 banks, savings and loans and credit unions, where a large order is considered $10,000 or more.
Most large suppliers of bank forms concentrate their business on personal and business checks, handling MICR-encoded internal bank forms as an accommodation to their larger clients. The internal bank forms market is becoming increasingly competitive and especially price and service sensitive with the top 200 banks in the country.

                           ITEM 2.  DESCRIPTION OF PROPERTY

     The Company operates manufacturing and warehousing facilities in five states as follows:

                                                 Square Feet
                                                of Floor Space
                                                --------------

          Location                           Leased         Owned
          --------                           ------         -----

          Brooklyn Park, Minnesota                          94,800

          Nevada, Iowa                                      48,500

          Roseville, Minnesota               42,500

                                           Square Feet
                                           of Floor Space
                                           --------------

          Location                      Leased          Owned
          --------                      ------          -----

          Shoreview, Minnesota          24,000

          Milwaukee, Wisconsin          10,000

          Bridgewater, Virginia         25,000

          Denver, Colorado              10,500
                                        ------         -------

          TOTAL                         112,000        143,300
                                        -------        -------
                                        -------        -------

     The Company's general offices are located in Brooklyn Park, Minnesota. All of the above properties are used for the production, warehousing and shipping of business and financial forms. Production capacity fluctuates with the ebb and flow of market demands. Equipment, substantially all of which is owned by the Company, is added as existing machinery becomes obsolete or irreparable, and as new equipment becomes necessary to meet market demands. The Company may make material additions to property, plant and equipment, with the expectation that such additions or replacements will increase a plant's capacity and efficiency.

     All of the above-discussed facilities are deemed to be in good condition. The lease on the Bridgewater facility will expire on May 31, 1999. The Company's Milwaukee property lease will expire on June 30, 1998 and the Company is in the process of determining if that operation should be moved to a larger facility. The Denver property lease was renewed on January 1, 1997 for eighteen months. The Company has notified the landlord that it will move on July 1, 1998 if suitable additional space cannot be obtained. The lease of the Roseville property expires August 31, 2007. The Shoreview facility is used as warehousing space for the Roseville facility and is leased until March 31, 1999. Management of the Company believes that each of these facilities is adequately covered by insurance. These property locations are expected to be adequate for operations during the remaining lease terms. No difficulty is presently foreseen in renewing the leases or finding replacement facilities.

     The Brooklyn Park, Minnesota and Nevada, Iowa plants are owned outright by the Company, which is the only company occupying these properties. The Brooklyn Park facility is financed by Variable Rate Industrial and Development Bonds in the amount of $2,945,000, of which $2,345,000 was outstanding at October 31, 1997. The bonds are collateralized by a bank letter of credit and are payable in varying installments through fiscal year 2004. The bank letter of credit is collateralized by a mortgage on the facility. The Nevada plant is also mortgaged for the Term Loan.

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

                     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                                   SECURITY-HOLDERS

     No matters were submitted during the fourth quarter of the Company's 1997 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                       PART II

                          ITEM 5.  MARKET FOR COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to page 8 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997 pursuant to Rule 12b-23.

                    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 OR PLAN OF OPERATION

     The information required by this item is incorporated herein by reference to pages 9-11 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997 pursuant to Rule 12b-23.

                            ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is incorporated herein by reference to pages 12-22 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997 pursuant to Rule 12b-23.

                ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                        None.

                                       PART III

        ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


     The names, ages and positions of the Company's directors and executive officers are as follows:

          Name                          Age    Position
          ----                          ---    --------

          Roger T. Bredesen             71     Chairman of the Board and
                                               Chief Executive Officer

          John Mutschler                69     Director

          J.S. Braun                    65     Director

          Roy W. Terwilliger            60     Director

          Dr. Lester A Wanninger        60     Director

          Kenneth E. Overstreet         56     President, Director

          Mary Ann Morin                50     Treasurer and Chief Financial
                                               Officer

          Don E. Dearborn               57     Vice President (GFS)

          Stanley J. Klarenbeek         44     Vice President Sales and
                                               Marketing, Internal Bank
                                               Forms

     The following is a list of each of the above person's principal occupations or employment during the past five years. All directors have been elected to serve until the next annual election of directors which is expected to occur in April of 1998 at the annual meeting of the shareholders, or until their earlier resignation or removal pursuant to the Bylaws of the Company. Officers are appointed by the Board of Directors to serve until the next annual election by the Board of Directors, which may be set in accordance with the Bylaws of the Company at any time after the end of the fiscal year on October 31st of each year, or until their earlier resignation or removal by the Board of Directors.

     ROGER T. BREDESEN. Mr. Bredesen is the founder and has been the Chief Executive Officer and Chairman of the Board of Directors of the Company since its incorporation in 1964. In December 1994, the Board of Directors accepted Mr. Bredesen's resignation as President, a position he held since founding the Company, although he continues as Chief Executive Officer and Chairman of the Board.

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

     J.S. BRAUN. Mr. Braun has been a Director of the Company since 1992. Mr. Braun is the Chairman of Braun Intertec Corporation, an engineering and environmental consulting firm that he founded in 1957, Board member of Community Bank Group and Vice Chairman of a joint venture firm in China, Yucai-Braun Intertec.

     ROY W. TERWILLIGER. Mr. Terwilliger has been a director of the Company since 1994. Since 1992, Mr. Terwilliger has been a Minnesota Senator in District
42. Since 1989, Mr. Terwilliger has been President of Community Bank Group, Inc. of Eden Prairie, Minnesota.

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

     STANLEY J. KLARENBEEK. Mr. Klarenbeek has been Vice President Sales and Marketing of GFS since 1990. In December 1997, Mr. Klarenbeek was appointed Vice President Sales and Marketing for Internal Bank Forms.

                           ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table summarizes the cash and non-cash compensation paid to or earned by the Company's Chief Executive Officer and its four other executive officers during the past three fiscal years whose annual salary and bonus exceeded $100,000 during the Company's fiscal year ended October 31, 1997.

                              SUMMARY COMPENSATION TABLE



------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
        NAME AND                 FISCAL             ANNUAL COMPENSATION           LONG-TERM COMPENSATION            ALL OTHER
       PRINCIPAL               YEAR ENDED                                                                         COMPENSATION
        POSITION               OCTOBER 31,      --------------------------------------------------------------       ($) (2)
                                                  SALARY ($)     BONUS ($)         AWARDS OF OPTIONS (#)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                  1997            282,561(1)      50,000                    -0-                          5,238
                           ---------------------------------------------------------------------------------------------------
Roger T. Bredesen,
Chairman of                       1996            180,726         25,000                    -0-                          5,008
the Board and Chief
Executive Officer
                           ---------------------------------------------------------------------------------------------------
                                  1995            175,656         40,000                    -0-                         50,876
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                  1997            172,576         64,382                    -0-                         20,573
                           ---------------------------------------------------------------------------------------------------
Kenneth E.
Overstreet,                       1996            122,894         28,198                    -0-                         19,897
President and
Director
                           ---------------------------------------------------------------------------------------------------
                                  1995            122,167         30,753                   20,000                       15,515
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                  1997             84,929         30,546                    -0-                         15,353
                           ---------------------------------------------------------------------------------------------------
Mary Ann Morin,
Treasurer and Chief               1996             67,597         11,621                    6,000                       15,064
Financial Officer
                           ---------------------------------------------------------------------------------------------------
                                  1995             63,200         14,941                    -0-                         13,300
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                  1997             78,231         33,861                    -0-                         20,549
                           ---------------------------------------------------------------------------------------------------
Don Dearborn,
Vice President, General           1996             72,128         22,590                    6,000                       20,069
Manager, GFS
                           ---------------------------------------------------------------------------------------------------
                                  1995             69,216         22,708                    -0-                         22,814
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                  1997             76,657         27,652                   20,000                        4,664
                           ---------------------------------------------------------------------------------------------------
Stanley Klarenbeek,
Vice President, Sales             1996             76,911         16,130                    6,000                        4,931
and Marketing Internal
Bank Forms
                           ---------------------------------------------------------------------------------------------------
                                  1995             73,698         14,982                    -0-                          4,627
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

(1) Includes $65,786 paid as deferred compensation pursuant to an annual deferred compensation benefit established pursuant to Mr. Bredesen's employment agreement with the Company and $16,775 in directors' fees.

(2) Consists of contributions under the Company's Profit Sharing Plan and Trust ($5,238, $5,238, $2,782, $4,688 and $4,664 in 1997 to each of Messrs./Ms.
     Bredesen, Overstreet, Morin, Dearborn and Klarenbeek, respectively) and the value of deferred compensation benefits under the Company's Deferred Compensation Plan ($15,335, $12,571 and $15,861 in 1997 for Mr. Overstreet, Ms. Morin and Mr. Dearborn, respectively).

STOCK OPTIONS

     The following table summarizes option grants made during the fiscal year ended October 31, 1997 to the executive officers named in the Summary Compensation Table:

                          OPTION GRANTS IN 1997 FISCAL YEAR

-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
                                                   PERCENT OF TOTAL
                                                  OPTIONS GRANTED TO
                           OPTIONS GRANTED        EMPLOYEES IN FISCAL        EXERCISE PRICE       EXPIRATION DATE
          NAME                   (#)                     YEAR                    ($/SH)
-----------------------------------------------------------------------------------------------------------------
Stanley Klarenbeek             20,000(1)                  31%                   $15.875                2003
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

(1) Granted in October 1997 to Mr. Klarenbeek under the Company's 1994 Employees' Incentive Stock Option Plan (the "1994 Plan").

     The following table summarizes the value of the unexercised options held by the executive officers named in the Summary Compensation table as of October 31, 1997:

            AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES


---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       VALUE OF UNEXERCISED
                                   SHARES                           NUMBER OF UNEXERCISED            IN-THE-MONEY OPTIONS AT
                                 ACQUIRED ON       VALUE         OPTIONS AT FISCAL YEAR-END              FISCAL YEAR-END
            NAME                  EXERCISE        REALIZED        EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE(1)
---------------------------------------------------------------------------------------------------------------------------------
Roger T. Bredesen                  15,000        $148,500                           6,667/0(2)                        $82,471/$0
---------------------------------------------------------------------------------------------------------------------------------
Kenneth Overstreet                   N/A            N/A                       60,000/13,334(3)                 $705,012/$134,996
---------------------------------------------------------------------------------------------------------------------------------
Mary Ann Morin                       N/A            N/A                         6,000/6,000(4)                   $67,500/$52,500
---------------------------------------------------------------------------------------------------------------------------------
Don Dearborn                        4,200         $31,850                       1,800/6,000(4)                   $20,250/$52,500
---------------------------------------------------------------------------------------------------------------------------------
Stanley Klarenbeek                  3,500         $22,750                      1,500/26,000(4)                   $16,875/$80,100
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

(1) Value of unexercised options is calculated by determining the difference between the fair market value of the shares underlying the options at October 31, 1997 and the exercise price of the options.

(2) Consists of options to purchase 6,667 shares for serving on the Board of Directors.

(3) Consists of options to purchase 6,667 shares for serving on the Board of Directors, 40,000 shares under the 1994 Plan and 26,667 shares pursuant to a grant made by the Company in August 1990.

(4)  All under the 1994 Plan.

DIRECTORS' COMPENSATION

     Directors receive annual directors' fees of $3,000 plus $800 per meeting attended (except for the Chairman of the Compensation and Audit Committees, who are paid $1,000 per meeting attended). In addition, directors of the Company receive options for serving on the Board as follows:

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

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Roger T. Bredesen, its Chief Executive Officer, effective December 17, 1986, to serve in such capacity until terminated by one of the parties upon 90 days notice. Mr. Bredesen's annual base salary under the employment agreement is adjusted annually by the Compensation Committee of the Board of Directors (in 1997, Mr. Bredesen's base salary was $200,000). The employment agreement also establishes an aggregate of $500,000 to be paid over the course of 10 years as deferred compensation at the rate of $50,000 per year (which amount is subject to adjustment annually based on changes in the Consumer Price Index). In March 1996, Mr. Bredesen began receiving these payments at an annual rate of $65,786 for 1997.

     The Company entered into an employment agreement with Kenneth E. Overstreet, its President, effective May 10, 1989, to serve originally as its Executive Vice President until terminated by one of the parties. Mr. Overstreet's annual base salary under the employment agreement is adjusted annually by the Compensation Committee of the Board of Directors (in 1997, Mr. Overstreet's base salary was $160,000). The employment agreement also granted to Mr. Overstreet an option to purchase 26,667 shares of the Company's Common Stock at a purchase price of $4.50 per share. Mr. Overstreet has agreed not to compete with the Company for a period of two years after the termination of his employment.

     The Company and/or GFS have also entered into employment agreements with each of Mary Ann Morin, Don Dearborn and Stanley Klarenbeek, effective January 3, 1989, in the case of Ms. Morin and Mr. Dearborn, respectively, and May 1, 1990 in the case of Mr. Klarenbeek, to serve as officers of the Company and GFS (as appropriate) until terminated by one of the parties. Each officer's annual base salary under their respective employment agreements is adjusted annually by the Compensation Committee of the Board of Directors (in 1997, Ms. Morin's, Mr. Dearborn's and Mr. Klarenbeek's base salary was $84,000, $78,000 and $73,500, respectively). Under the employment agreements, each has agreed not to compete with the Company and/or GFS, as appropriate, for a period of two years after the termination of his or her employment.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     To the knowledge of the Company, based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended October 31, 1997, pursuant to Rule 16(a)-3(e) of the Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and forms 5 and amendments thereto furnished to the Company with respect to its fiscal year ended October 31, 1997, no one failed to file, on a timely basis, such filings for the Company's 1997 fiscal year.

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                OWNERS AND MANAGEMENT

     The following table sets forth as of January 1, 1998 the number of shares of Common Stock beneficially owned by each person known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Company's capital stock by each director and by all executive officers and directors as a group. Except as otherwise indicated, the persons listed possess all voting and investment power with respect to the shares listed for them.

NAME AND ADDRESS                   AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP       PERCENT OF CLASS
-------------------                --------------------       ----------------

Roger T. Bredesen                   141,133 Shares  (1)              7.6%
7130 Northland Circle North
Brooklyn Park, MN  55428

NAME AND ADDRESS                   AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP       PERCENT OF CLASS
-------------------                --------------------       ----------------

Roger T. Bredesen                    143,200 Shares                 7.7%
Income Trust A dated
June 29, 1990
E. Burke Hinds, Trustee
100 So. 5th Street, Suite 1100
Minneapolis, MN  55402

Roger T. Bredesen                    143,200 Shares                 7.7%
Income Trust B dated
June 29, 1990
Clarence J. Hynes, Trustee
1433 Utica Avenue So.
Minneapolis, MN  55416

E. Fay Bredesen Income Trust         148,737 Shares                 8.0%
dated June 29, 1990
Wendall J. Davidson, Trustee
11931 54th Avenue So.
Minneapolis, MN  55442

E. Fay Bredesen 1996 Annuity         125,811 Shares                 6.8%
Trust U/A dated December 20, 1996
E. Fay Bredesen and E. Burke
Hinds, Trustees
100 So. Fifth Street, Suite 1100
Minneapolis, MN  55402

E. Burke Hinds                       301,005 Shares  (2)            16.2%
100 So. Fifth Street, Suite 1100
Minneapolis, MN  55402

John Mutschler                         7,667 Shares  (3)              *
7130 Northland Circle North
Brooklyn Park, MN  55428

Kenneth E. Overstreet                 62,144 Shares  (4)            3.3%
7130 Northland Circle North
Brooklyn Park, MN  55428

J.S. Braun                             9,333 Shares  (5)              *
8000 Townline Avenue So.
Minneapolis, MN  55439

Roy W. Terwilliger                     3,999 Shares  (6)              *
P. O. Box 444005
Eden Prairie, MN  55344

NAME AND ADDRESS                   AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP       PERCENT OF CLASS
-------------------                --------------------       ----------------

Dr. Lester A. Wanninger                1,333 Shares  (7)              *
395 Hubert H. Humphrey Building
271 19th Avenue South
Minneapolis, MN  55455

All executive officers (4)
and directors as a group
(9 individuals)                      256,591 Shares  (1, 3-8)       13.8%

---------------------------------

* Represents less than 1%

(1) Includes 6,667 shares issuable upon exercise of currently exercisable options, 31,994 shares held in an annuity trust, 3,006 shares in a revocable trust and 9,466 shares held in the Company's Profit Sharing Plan and Trust in a segregated directed account.
(2) Represents 143,200 shares beneficially owned by the Roger T. Bredesen Income Trust A dated June 29, 1990, 125,811 shares beneficially owned by the E. Fay Bredesen 1996 Annuity Trust U/A dated December 20, 1996 and 31,994 shares beneficially owned by the Roger T. Bredesen 1996 Annuity Trust U/A dated December 20, 1996, as to all of which trusts Mr. Hinds serves as trustee.
(3) Includes 6,667 shares issuable upon exercise of currently exercisable options.
(4) Includes 60,000 shares issuable upon exercise of currently exercisable options.
(5) Includes 6,667 shares issuable upon exercise of currently exercisable options.
(6)  Consists of 3,999 shares issuable under currently exercisable options.
(7) Consists of 1,333 shares issuable upon exercise of currently exercisable options.
(8) Includes 11,100 shares issuable to three officers upon exercise of currently exercisable options.

               ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective August 1997, the Company leased its Roseville, Minnesota facility from two trusts controlled by Roger T. Bredesen and his spouse, E. Fay Bredesen. The facility is rented at an annual rate of $191,000 (for the first three Lease years and then escalates based on various price indices thereafter) plus taxes, utilities, insurance, certain repair and maintenance obligations and other operating costs for the property. The initial term of the Lease is 10 years with the Company having the right to extend the term for two additional periods of five years each.

                      ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as a part of the report:

        Exhibit
        Number           Title                                  Method of Filing
        ------           -----                                  ----------------

          3.1            Restated Articles of Incorporation             *
                         of the Company, as amended

          3.2            Restated and Amended Bylaws             Filed herewith
                         of the Company

     Exhibit
     Number         Title                                  Method of Filing
     ------         -----                                  ----------------

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

     10.7           Bridgewater, Virginia Lease,          filed herewith
                    dated March 10, 1997

     Exhibit
     Number      Title                                    Method of Filing
     ------      -----                                    ----------------

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

     10.12       1994 Employees' Incentive                Incorporated by
                 Stock Option Plan                        reference to the
                                                          same numbered Exhibit
                                                          to the Company's
                                                          Form 10-KSB filed on
                                                          January 25, 1994

     10.12(a)    First Amendment to 1994 Employees'       Filed herewith
                 Incentive Stock Option Plan

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
                                                          January 27, 1995

     Exhibit
     Number      Title                                    Method of Filing
     ------      -----                                    ----------------

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


     10.20       Northstar Computer Forms Outside         Incorporated by
                 Directors Stock Option Plan              reference to the
                                                          same numbered
                                                          Exhibit to the
                                                          Company's Form
                                                          10-QSB filed on June
                                                          14, 1995

     10.21       Lease, dated July 22, 1996 by and        Incorporated by
                 between Northstar Computer Forms,        reference to the
                 Inc. and Deluxe Corporation relating     same numbered Exhibit
                 to the Company's Roseville facility      to the Company's Form
                                                          Form 10-KSB filed on
                                                          January 29, 1997

     10.22       Equipment Lease Agreement effective      Filed herewith
                 as of July 16, 1997 between Northstar
                 Computer Forms, Inc. and Deluxe
                 Financial Services, Inc.

     10.23       Sublease dated January 31, 1997          Filed herewith
                 between Northstar Financial Forms,
                 Inc., as sublessee, and Deluxe
                 Corporation, as sublessor, under a
                 Master Lease dated September 24, 1993
                 between St. Paul Properties, Inc.,
                 as lessor, and Deluxe Corporation,
                 as sublessee

     10.24       Lease effective August 22, 1997, by      Filed herewith
                 and between Northstar Computer Forms,
                 Inc., as tenant, and Roger T. Bredesen
                 and E. Fay Bredesen as trustees under
                 certain revocable trusts

     10.25       Employment Agreement, dated January      Filed herewith
                 3, 1989 between Northstar Computer
                 Forms, Inc. and Mary Ann Morin

     Exhibit
     Number      Title                                    Method of Filing
     ------      -----                                    ----------------

     10.26       Employment Agreement, dated January      Filed herewith
                 3, 1989 between General Financial
                 Supply, Inc. and Don Dearborn

     10.27       Employment Agreement, dated May 1,       Filed herewith
                 1990, between General Financial
                 Supply, Inc. and Stan Klarenbeek

     11          Statement re Computation of per          Filed herewith
                 share earnings

     13          Annual Report to Shareholders            Filed herewith
                 for the fiscal year ended
                 October 31, 1997

     18          Letter re change in accounting           Incorporated by
                 principles                               reference to the
                                                          same numbered Exhibit
                                                          to the Company's Form
                                                          Form 10-KSB filed on
                                                          January 29, 1996

     22          Subsidiaries of the Company              Incorporated by
                                                          reference to the
                                                          same numbered Exhibit
                                                          to the Company's Form
                                                          Form 10-KSB filed on
                                                          January 29, 1991

     23.1        Consent of Coopers & Lybrand             Filed herewith
                 L.L.P.

---------------------------------

* Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form 10 which was rendered effective on May 7, 1991, pursuant to Rule 12b-32.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NORTHSTAR COMPUTER FORMS, INC.

                         By:/s/ Mary Ann Morin
                            -----------------------------------
                            Mary Ann Morin, Treasurer
                            and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Roger T. Bredesen                                            1/23/97
--------------------------------------------                     -------
Roger T. Bredesen, Chairman of the Board,                        Date
President and Chief Executive Officer


/s/ John Mutschler                                               1/23/97
--------------------------------------------                     -------
John Mutschler, Director                                         Date



/s/ Kenneth E. Overstreet                                        1/23/97
--------------------------------------------                     -------
Kenneth E. Overstreet, Director                                  Date



--------------------------------------------
J. S. Braun, Director



/s/ Roy W. Terwilliger                                           1/23/97
--------------------------------------------                     -------
Roy W. Terwilliger, Director                                     Date


/s/ Dr. Lester A. Wanninger                                      1/23/97
--------------------------------------------                     -------
Dr. Lester A. Wanninger, Director                                Date