Form 10-Q
period 1998-01-31
NORTHSTAR COMPUTER FORMS INC/MN
filed 1998-03-16
CIK 873082

                          Securities and Exchange Commission
                                Washington, D.C. 20549
                                      Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 1998
                               -------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    ---------------

Commission file number  0-19056
                       ---------

                            Northstar Computer Forms, Inc.
           ----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Minnesota                                 41-0882640
      -----------------              ----------------------------------------
  (State of other jurisdiction       (I.R.S. Employer Identification Numbers)
of incorporation or organization)

7130 Northland Circle North, Brooklyn Park, Minnesota              55428
-----------------------------------------------------            ---------
      (Address or Principal Executive Offices)                    Zip Code

Registrant's telephone number, including area code   (612) 531-7340
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
                                        ----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at March 6, 1998
               -----                         ----------------------------

   Common Stock, $ .05 par value                    1,766,121 Shares

Part 1.   Financial Information
Item 1.  Financial Statements


                            NORTHSTAR COMPUTER FORMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 January 31       October 31,
                                              1998 (Unaudited)       1997
        ASSETS                                ----------------   ------------

Current assets:
  Cash and cash equivalents                     $  3,745,890     $  5,317,881
  Accounts receivable, less
    allowance for doubtful accounts
    of $300,000 in 1998 and $294,000 in 1997       6,071,133        6,614,209
  Inventories                                      2,069,878        1,912,646
  Other current assets                               554,272          267,737
  Deferred income taxes                              318,656          318,656
                                                ------------     ------------

       Total current assets                       12,759,829       14,431,129
                                                ------------     ------------

Property, plant and equipment                     30,199,352       29,478,905

Less accumulated depreciation and
  amortization                                   (14,872,199)     (14,267,762)
                                                ------------     ------------

       Net property, plant and equipment          15,327,153       15,211,143
                                                ------------     ------------

Notes receivable, less current portion               288,489          829,108
Goodwill, net                                      1,707,422        1,757,799
Other assets                                       1,339,458        1,095,695
                                                ------------     ------------

       Total assets                             $ 31,422,351     $ 33,324,874
                                                ------------     ------------
                                                ------------     ------------


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                                 January 31,    October 31,
                                                                     1998           1997
                                                               --------------  ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                           $  2,310,000  $  3,235,000
   Accounts payable                                               1,953,652     1,373,805
   Accrued liabilities                                              776,207     2,607,885
                                                               ------------  -------------

        Total current liabilities                                 5,039,859     7,216,690

Deferred compensation                                               793,826       827,147
Deferred income taxes                                             1,239,633     1,184,633
Long-term debt, less current portion                              7,068,050     7,330,550

Commitments

Stockholders' equity:
   Common stock, $  .05 par value
      authorized, 5,000,000 shares; issued
      and outstanding, 1,764,171 at January 31, 1998
         and 1,761,471 at October 31, 1997                           88,209        88,073
   Additional paid-in capital                                     2,310,185     2,289,767
   Retained earnings                                             14,882,589    14,388,014
                                                               ------------  -------------

        Total stockholders' equity                               17,280,983    16,765,854
                                                               ------------  -------------

        Total liabilities and stockholders' equity            $  31,422,351  $ 33,324,874
                                                               ------------  -------------
                                                               ------------  -------------




                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)



                                                                   Three Months Ended
                                                                        January 31
                                                                  1998             1997
                                                                  -----           ------
Net Sales                                                   $ 10,608,027      $ 11,608,757

Cost of goods sold                                             7,747,106         8,519,722
                                                             -----------       -----------

   Gross profit                                                2,860,921         3,089,035

Selling, general and
  administrative expenses                                      1,936,854         1,912,879
                                                             -----------       -----------

      Operating income                                           924,067         1,176,156

Other income (expense):
   Interest expense                                             (209,577)         (230,356)
   Other, net, principally
      interest income                                             77,085             6,893
                                                             -----------       -----------
                                                                (132,492)         (223,463)
                                                             -----------       -----------

         Earnings before income taxes                            791,575           952,693

Provision for income taxes                                       297,000           382,000
                                                             -----------       -----------

Net earnings                                                 $   494,575      $    570,693
                                                             -----------       -----------

Net earnings per common share:
   Basic                                                     $      0.28      $       0.33
                                                             -----------       -----------
                                                             -----------       -----------
   Diluted                                                   $      0.26      $       0.31
                                                             -----------       -----------
                                                             -----------       -----------


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                   Increase (Decrease) in Cash and Cash Equivalents
                 for the three months ended January 31, 1998 and 1997


                                                                    1998              1997
                                                                    -----             -----
Cash flows from operating activities:
   Net earnings                                                  $  494,575       $  570,693
   Adjustments to reconcile net earnings to
         net cash (used in) provided by operating
            activities
       Depreciation                                                 644,139          623,731
       Amortization                                                  71,151           56,215
       Provision for losses on receivables                           13,800           13,800
       (Gain) loss on sale of  equipment                            (10,662)           1,710
       Changes in certain operating assets and liabilities       (1,003,772)      (1,494,707)
                                                                 ----------       ----------

Net cash provided by (used in) operating activities                 209,231         (228,558)
                                                                -----------       ----------

Cash flows from investing activities:
   Capital expenditures and equipment deposits                     (762,487)        (256,438)
   Capitalized computer software costs                             (229,261)
   Proceeds from sale of equipment                                   13,000              400
   Notes receivable repayments                                      540,619           50,819
                                                                 ----------       ----------

Net cash used in investing activities                              (438,129)        (205,219)
                                                                 ----------       ----------

Cash flows from financing activities:
   Dividends paid                                                  (176,147)        (111,578)
   Principal payments on long-term debt                          (1,187,500)        (404,450)
   Stock options exercised                                           20,554
                                                                 ----------       ----------
Net cash used in financing activities                            (1,343,093)        (516,028)
                                                                 ----------       ----------

Net decrease in cash and cash equivalents                        (1,571,991)        (949,805)

Cash and cash equivalents at beginning of period                  5,317,881        2,378,105
                                                                 ----------       ----------

Cash and cash equivalents at end of period                       $3,745,890       $1,428,300
                                                                 ----------       ----------
                                                                 ----------       ----------

Supplemental disclosure of cash flow:
   Cash paid during the period for:
      Income taxes                                               $1,103,250       $   21,900
      Interest                                                      209,577          230,357




                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   January 31, 1998
                                     (Unaudited)
1.   Basis of Presentation

     The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by Northstar Computer Forms, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

     The consolidated financial statements presented herein as of January 31, 1998 and for the three months ended January 31, 1998 and 1997 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and results of operations for the period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, a new standard for computing and presenting earnings per share.
     As required, the Company adopted this new standard in the first quarter of fiscal 1998. Net earnings per share for all periods presented have been computed by dividing net earnings by the weighted average number of common shares outstanding ("basic EPS") and by the weighted average number of common and common equivalent shares outstanding ("diluted EPS"). Common equivalent shares relate to stock options and stock warrants when their effect is not antidilutive.

     For all periods presented, the weighted average common and common equivalent shares outstanding are as follows:


                                     For the three months ended January 31
                                            1998                1997
                                            ----                ----
     Weighted average common
        shares outstanding               1,761,879           1,716,571

     Common equivalent shares
        outstanding:
           Option equivalents              159,349             112,271

     Weighted average common
        and common equivalent            1,921,228           1,828,842


3.   New Accounting Pronouncements


     In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income," a new standard requiring the operating and display of "Comprehensive Income" (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investment by owners and distributions to owners) and its components in a full set of general purpose financial statements. The new standard will be effective for the Company's annual financial statements in fiscal year 1999. In fiscal years 1997 and 1996, the Company did not have any changes in equity from nonowner sources.

     In June 1997, the Financial Accounting Standards Board issued Statement 131, "Disclosure About Segments of an Enterprise and Related Information," a new standard for reporting information about operating or business segments in financial statements. The new standard will be effective for the Company's annual financial statements in fiscal year 1999. The Company has not evaluated what impact, if any, this new standard will have on the Company's future reporting of operating and business segments.

                                        Page 8
                            NORTHSTAR COMPUTER FORMS, INC.
                   Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations of
                                Interim Financial Data
                                    (Unaudited)

Results of Operations

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risks and uncertainties. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company:

     - Inability to successfully complete the integration of the Company's new software system within all internal bank forms production facilities.
     -    Loss of a major customer due to bank consolidations or other reasons.
     - Rise in paper prices which outpaces the Company's ability to pass the increase onto its customers.
     -    Technological obsolescence.
     -    Competition from large national manufacturers of internal bank forms.

The following table sets forth, for the periods indicated, certain items in the Company's condensed consolidated statements of earnings as a percentage of net sales and the percentage changes of the dollar amounts of such items as compared with the prior period.




                                                                    Three Months Ended January 31
                                                         Percentage of Net Sales     Increase (Decrease)
                                                         ------------------------   ---------------------
                                                                1998       1997          1998 vs. 1997
                                                                ----      ------         -------------
 Net Sales...............................                      100.0  %   100.0  %              (8.6)  %
      Cost of Goods Sold ................                       73.0       73.4                 (9.1)
                                                               -----      ------         --------------
           Gross Profit..................                       27.0       26.6                 (7.4)
                                                               -----      ------         --------------
 Selling, General and
     Administrative Expenses.............                       18.3       16.5                  1.3
                                                               -----      ------         --------------
 Operating Income........................                        8.7       10.1                (21.4)
 Net Earnings............................                        4.7        4.9                (13.3)
                                                               -----      ------         --------------




The following table sets forth the net sales for the periods indicated for the internal bank forms, custom business forms and consolidated net sales of the Company.



                                            INTERNAL BANK            CUSTOM BUSINESS              CONSOLIDATED
                                                FORMS          %          FORMS        %              SALES
                                            -------------      --    ---------------   --         ------------
 Current Quarter
            1998                               7,455,284       70        $3,152,743    30           $10,608,027
            1997                              $8,405,572       72        $3,203,185    28           $11,608,757
 Decrease                                       (950,288)                   (50,442)                 (1,000,730)
 Percentage Change                                (11.3%)                     (1.6%)                      (8.6%)


NET SALES. The decrease in sales for the first quarter of 1998 was primarily in internal bank forms. This decrease in sales is principally due to several large bank conversions in the first quarter of 1997 which did not recur in 1998 and a reduction in overall order volume in one internal bank forms plant. A bank conversion results generally from an acquisition of one bank by another or a change in the equipment utilized by a bank for internal document sorting. Therefore, due to the unpredictable nature of bank conversions, the Company's revenue for this type of sale fluctuates. In addition the sales for January, the last month of the quarter, were somewhat soft in both internal bank forms and custom business forms. Since the Company's typical manufacturing backlog is five to seven days, a reduction in incoming orders in one or two weeks can result in reduced sales for a month.

GROSS PROFIT. Although sales decreased $1,000,730 and correspondingly gross profit decreased $228,114, the gross profit percentage improved slightly. Paper costs remained relatively stable at the reduced 1997 prices. These stable paper prices resulted in paper costs as a percentage of sales of approximately
2.5 percent less in 1998 than in the first quarter of 1997. Overall, the reduced variable costs allowed for the absorption of fixed costs with no reduction in gross profit percentage for 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased only $23,975. However, due to the reduction in sales, the selling, general and administrative expenses accounted for 18.3 percent of sales in the first quarter of 1998 compared to 16.5 percent in the first quarter of 1997. The increased sales expense in 1998 is due to a restructuring of sales commissions to distributor/partners to provide additional incentive to increase new business.

OPERATING INCOME/OTHER INCOME EXPENSE. Operating income for the first quarter of 1998 was 8.7 percent of sales compared to 10.1 percent for the first quarter of 1997. Other expense decreased approximately $90,000 for the first quarter of 1998. This reduction is principally due to decreased interest expense as a result of debt repayment and increased interest income from investment of additional cash balances on hand during the first quarter of 1998.

EARNINGS. Earnings before income taxes were $791,575 or 7.5 percent of sales in 1998 compared with $952,693 or 8.2 percent of sales in the first quarter of 1997. Net earnings were $494,575 ($ .26 per share diluted, $ .28 per share basic) in 1998 compared to $570,693 ($ .31 per share diluted, $ .33 per share basic) in 1997.

FINANCIAL CONDITION AND LIQUIDITY

LONG-TERM DEBT. The Company's long-term debt consists of a term loan and Industrial Development Revenue Bonds. The term loan principal is payable in quarterly installments and from annual excess cash flow as defined in the Loan Agreement with any remaining principal balance on the term loan due on July 31, 2003. The Company paid an excess cash flow payment of $1,000,000 on January 31, 1998 and an additional $1,000,000 is due on April 30, 1998. Interest is payable monthly. The bonds require annual principal payments and monthly interest payments at a variable rate based upon comparable tax-exempt issues. Both the term loan and the bonds specify limits on capital expenditures and dividends. Both also specify working capital, net worth and certain financial ratios that the Company must maintain.

LIQUIDITY. Cash provided by operations was $209,231 for the first quarter of 1998 compared to cash used in operations of $228,558 in the first quarter of 1997. Working capital was $7.7 million on January 31, 1998, compared to $7.2 million on October 31, 1997.

During the quarter ended January 31, 1998 the Company continued to expand its manufacturing capacity by the acquisition of $991,748 in equipment and computer software compared to capital expenditures of $256,438 for the first quarter of 1997. The Company anticipates that total equipment and computer software expenditures for 1998 will approximate the 1997 capital expenditures of $2,050,000. During 1998, the Company received a prepayment of a note receivable of $540,619 previously classified as a non current asset.

If necessary to finance operations, the Company has a $1.5 million line of credit at an interest rate equal to the bank's reference rate. The Company did not have to utilize this line of credit during 1998 or 1997. The Company believes its existing financial resources are adequate to fund its 1998 operations, including capital expenditures and dividend payments, and foresees no events or uncertainties that are likely to have a material impact on its liquidity. The Company expects to be able to generate sufficient cash flow from operations to avoid relying on external sources of financing beyond the facilities already in place.

OUTLOOK. Merger and acquisition activity in the banking industry is extremely strong at this time. Banks generally consolidate their purchasing of internal bank forms with one supplier. Therefore, the Company could obtain or lose a significant customer as this consolidation activity continues. Recently, competition in the internal bank forms industry has become more intense and is particularly strong in contract negotiations with the larger banks. This increased competition has resulted in non-renewal of two contracts and renewals of certain contracts at reduced profit margin levels. The Company has also obtained three large volume new internal bank form customers. In the custom business forms business, the Company has verbally agreed to an extension of its contract to manufacture forms for its largest customer.

To offset the possible impact of competition, the integration of the Company's computer systems is increasingly important. The internal bank forms computer system which the Company developed and installed in the Northstar Financial Forms Division in 1997 will be enhanced and installed in all of the Company's internal bank forms production facilities. Phase two of this installation was completed the first week of March 1998 in two plants. Phase three is scheduled for later this year. This integrated computer system is expected to increase operating efficiencies within these plants by streamlining order processing, enhancing equipment utilization and improving billing and reporting capabilities. In addition, the Company is developing and implementing marketing strategies to strengthen the Company's position. These marketing efforts will focus on the internal bank forms industry as well as the other financial forms products manufactured at the Company's custom business forms production facilities.

READINESS FOR YEAR 2000. The Company has taken actions to understand the nature and extent of work required to make the Company's systems Year 2000 compliant. The Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income," a new standard requiring the operating and display of "Comprehensive Income" (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investment by owners and distributions to owners) and its components in a full set of general purpose financial statements. The new standard will be effective for the Company's annual financial statements in fiscal year 1999. In fiscal years 1997 and 1996, the Company did not have any changes in equity from nonowner sources.

In June 1997, the Financial Accounting Standards Board issued Statement 131, "Disclosure About Segments of an Enterprise and Related Information," a new standard for reporting information about operating or business segments in financial statements. The new standard will be effective for the Company's annual financial statements in fiscal year 1999. The Company has not evaluated what impact, if any, this new standard will have on the Company's future reporting of operating and business segments.

                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Northstar Computer Forms, Inc.
                                    (Registrant)




Date:   March 11, 1998                   By:   Mary Ann Morin
     --------------------------             ------------------------------
                                                Mary Ann Morin
                                             Chief Financial Officer
                                         (Principal Financial Officer)