Form 10-Q
period 1998-04-30
NORTHSTAR COMPUTER FORMS INC/MN
filed 1998-06-11
CIK 873082

                         Securities and Exchange Commission
                               Washington, D.C. 20549
                                     Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 1998
                               ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    ---------------

Commission file number  0-19056
                       ---------

                           Northstar Computer Forms, Inc.
             ------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Minnesota                                    41-0882640
-------------------------------         ---------------------------------------
(State of other jurisdiction of         (I.R.S. Employer Identification Numbers)
incorporation or organization)

7130 Northland Circle North Brooklyn Park, Minnesota               55428
----------------------------------------------------             --------
(Address or Principal Executive Offices)                         Zip Code

Registrant's telephone number, including area code   (612) 531-7340
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
                                         ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at May 28, 1998
               -----                         ---------------------------

     Common Stock, $ .05 par value                2,663,086 Shares

Part 1.   Financial Information
Item 1.  Financial Statements


                            NORTHSTAR COMPUTER FORMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS





                                                             April 30,               October 31,
                                                         1998 (Unaudited)                 1997
                                                       ------------------            -------------
              ASSETS

Current assets:
   Cash and cash equivalents                           $          3,759,524          $   5,317,881
   Accounts receivable, less
      allowance for doubtful accounts
      of $312,000 in 1998 and $294,000 in 1997                    4,874,910              6,614,209
   Inventories                                                    1,852,210              1,912,646
   Other current assets                                             453,563                267,737
   Deferred income taxes                                            318,656                318,656
                                                       --------------------          -------------

          Total current assets                                   11,258,863             14,431,129
                                                       --------------------          -------------

Property, plant and equipment                                    30,035,075             29,478,905

Less accumulated depreciation and
   amortization                                                 (15,095,677)           (14,267,762)
                                                       --------------------          -------------

          Net property, plant and equipment                      14,939,398             15,211,143
                                                       --------------------          -------------

Notes receivable, less current portion                              245,294                829,108
Goodwill, net                                                     1,657,046              1,757,799
Other assets, net                                                 1,368,606              1,095,695
                                                       --------------------          -------------

          Total assets                                 $         29,469,207          $  33,324,874
                                                       --------------------          -------------
                                                       --------------------          -------------


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                 April 30,               October 31,
                                                             1998 (Unaudited)               1997
                                                           --------------------      ------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                       $          1,385,000      $        3,235,000
   Accounts payable                                                   1,570,321               1,373,805
   Accrued liabilities                                                1,039,006               2,607,885
                                                           --------------------      ------------------

        Total current liabilities                                     3,994,327               7,216,690

Deferred compensation                                                   818,419                 827,147
Deferred income taxes                                                 1,257,063               1,184,633
Long-term debt, less current portion                                  5,805,550               7,330,550

Commitments

Stockholders' equity:
   Common stock, $ .05 par value
      authorized, 5,000,000 shares; issued
      and outstanding, 2,655,699 at April 30, 1998
         and 2,642,207 at October 31, 1997                              132,783                 132,110
   Additional paid-in capital                                         2,313,360               2,245,730
   Retained earnings                                                 15,147,705              14,388,014
                                                           --------------------      ------------------

        Total stockholders' equity                                   17,593,848              16,765,854
                                                           --------------------      ------------------

        Total liabilities and stockholders' equity         $         29,469,207      $       33,324,874
                                                           --------------------      ------------------
                                                           --------------------      ------------------


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)




                                                Three Months Ended              Six Months Ended
                                                     April 30                       April 30
                                                1998          1997            1998          1997
                                                ----          ----            ----          ----

Net Sales                                   $10,753,943    $11,740,931    $21,361,970    $23,349,688

Cost of goods sold                            7,792,827      8,116,094     15,539,933     16,635,816
                                            -----------    -----------    -----------    -----------

   Gross profit                             $ 2,961,116    $ 3,624,837    $ 5,822,037    $ 6,713,872

Selling, general and
  administrative expenses                     2,092,199      2,113,784      4,029,053      4,026,663
                                            -----------    -----------    -----------    -----------

      Operating income                      $   868,917    $ 1,511,053    $ 1,792,984    $ 2,687,209

Other income (expense):
   Interest expense                            (172,125)      (217,878)      (381,702)      (448,234)
   Other, net, principally
      interest income                            55,775         30,168        122,198         37,061
   Gain (loss) on sale of assets                (33,394)         3,266        (22,732)         3,266
                                            -----------    -----------    -----------    -----------
                                               (149,744)      (184,444)      (282,236)      (407,907)
                                            -----------    -----------    -----------    -----------

         Earnings before income taxes           719,173      1,326,609      1,510,748      2,279,302

Provision for income taxes                      277,000        531,000        574,000        913,000
                                            -----------    -----------    -----------    -----------

Net earnings                                $   442,173    $   795,609    $   936,748    $ 1,366,302
                                            -----------    -----------    -----------    -----------

Net earnings per common share:
   Basic                                    $      0.17    $      0.31    $      0.35    $      0.53
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------
   Diluted                                  $      0.15    $      0.29    $      0.33    $      0.50
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

Dividends declared per
   common share                             $     0.066    $      0.05    $     0.066    $      0.05
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

Weighted average common
   share outstanding
      Basic                                   2,648,457      2,585,806      2,645,884      2,585,806
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------
      Diluted                                 2,879,088      2,741,398      2,876,515      2,737,913
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                   Increase (Decrease) in Cash and Cash Equivalents
                   for the six months ended April 30, 1998 and 1997



                                                                                  1998                 1997
                                                                                  ----                 ----

Cash flows from operating activities:
  Net earnings                                                              $     936,748       $    1,366,302
  Adjustments to reconcile net earnings to
        net cash provided by operating
          activities
      Depreciation                                                              1,257,370            1,214,390
      Amortization                                                                155,627              112,432
      Provision for losses on receivables                                          27,600               27,600
      Loss (gain) on sale of  equipment                                            22,732               (3,266)
      Changes in certain operating assets and liabilities                         178,214               84,430
                                                                            -------------       --------------

Net cash provided by operating activities                                       2,578,291            2,801,888
                                                                            -------------       --------------

Cash flows from investing activities:
  Capital expenditures and equipment deposits                                  (1,061,357)          (1,038,838)
  Capitalized computer software costs                                            (229,261)
  Proceeds from sale of equipment                                                  53,000                8,900
  Notes receivable repayments                                                     583,814               89,213
  Other                                                                                                 (4,500)
                                                                            -------------       --------------

Net cash used in investing activities                                            (653,804)            (945,225)
                                                                            -------------       --------------

Cash flows from financing activities:
  Principal payments on long-term debt                                         (3,375,000)            (404,450)
  Dividends paid                                                                 (176,147)            (129,290)
  Stock options exercised                                                          68,303               47,577
                                                                            -------------       --------------

Net cash used in financing activities                                          (3,482,844)            (486,163)
                                                                            -------------       --------------

Net (decrease) increase in cash and cash equivalents                           (1,558,357)           1,370,500

Cash and cash equivalents at beginning of period                                5,317,881            2,378,105
                                                                            -------------       --------------

Cash and cash equivalents at end of period                                  $   3,759,524       $    3,748,605
                                                                            -------------       --------------
                                                                            -------------       --------------

Supplemental disclosure of cash flow:
  Cash paid during the period for:
     Income taxes                                                           $   1,278,000       $      489,900
     Interest                                                                     381,959              459,914


                    See accompanying notes to unaudited Condensed
                          Consolidated Financial Statements

                            NORTHSTAR COMPUTER FORMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 1998
                                     (Unaudited)

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

     The condensed consolidated financial statements presented herein as of April 30, 1998 and for the six months ended reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   Earnings per share

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS)No. 128, "Earnings per Share," a new standard for computing and presenting earnings per share. As required, the Company adopted this new standard in the first quarter of the fiscal year. Net earnings per share for all periods presented have been computed by dividing net earnings by the weighted average number of common shares outstanding (basic EPS) and by the weighted average number of common and common equivalent shares outstanding (diluted EPS). Common equivalent shares relate to stock options when their effect is not antidilutive.

     On May 13, 1998 the common stock of the Company was split 3 for 2. All applicable per share and number of share data have been retroactively restated to reflect the stock split.

     The computation of basic and diluted weighted average common shares outstanding is as follows:



                                          For the three months           For the six months
                                             ended April 30,               ended April 30,
                                           1998           1997           1998           1997
                                           ----           ----           ----           ----

     Weighted average common
        shares outstanding              2,648,457      2,585,806      2,645,884      2,585,806

     Common equivalent shares
         outstanding:
             Option equivalents           230,631        155,592        230,631        152,107
                                        ---------      ---------      ---------      ---------

     Weighted average common
         and common equivalent          2,879,088      2,741,398      2,876,515      2,737,913
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------

3.   New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income," a new standard requiring the operating and display of "Comprehensive Income" (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investment by owners and distributions to owners) and its components in a full-set of general-purpose financial statements. The new standard will be effective for the Company's annual financial statement in fiscal year 1999. In the six month period ended April 30, 1998 and in fiscal year 1997, the Company did not have any changes in equity from nonowner sources.

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

4.   Employee's Incentive Stock Option Plan

     At the stockholder's meeting on April 9, 1998 the stockholders approved an additional 200,000 shares of common stock as available for option grants under the 1994 Employee's Incentive Stock Option Plan.

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risk and uncertainties. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company.

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

The following table sets forth, for the period indicated, certain items in the Company's condensed consolidated statements of earnings as a percentage of net sales and the percentage changes of the dollar amounts of such items as compared with the prior period.


                                                  Three Months Ended April 30
                                       Percentage of Net Sales        Increase (Decrease)
                                       -----------------------        -------------------
                                         1998          1997              1998 vs. 1997
                                         ----          ----              -------------
Net Sales...................            100.0 %        100.0 %               (8.4) %
Cost of Goods Sold..........             72.5           69.1                 (4.0)
                                       ------          -----             --------
        Gross Profit .......             27.5           30.9                (18.3)
                                       ------          -----             --------

Selling, General and
  Administrative Expenses...             19.4           18.0                 (1.0)
                                       ------          -----             --------

Operating Income............              8.1           12.9                (42.5)

Net Earnings................              4.1            6.8                (44.4)
                                       ------          -----             --------


                                                  Six Months Ended April 30
                                       Percentage of Net Sales        Increase (Decrease)
                                       -----------------------        -------------------
                                         1998           1997             1998 vs. 1997
                                         ----           ----             -------------
Net Sales ..................            100.0 %        100.0 %               (8.5) %
Cost of Goods Sold .........             72.7           71.2                 (6.6)
                                       ------          -----             --------
        Gross Profit .......             27.3           28.8                (13.3
                                       ------          -----             --------

Selling, General and
  Administrative Expenses ..             18.9           17.3                  0.1
                                       ------          -----             --------
Operating Income ...........              8.4           11.5                (33.3)

Net Earnings ...............              4.4            5.9                (31.4)
                                       ------          -----             --------

The following table sets forth the net sales for the periods indicated for internal bank forms, custom business forms and consolidated net sales of the Company.




                             INTERNAL                        CUSTOM                      CONSOLIDATED
                             BANK FORMS           %       BUSINESS FORMS        %           SALES
                             ----------           -       --------------        -        ------------
Current Quarter
     1998                    $ 7,366,822         69         $3,387,121         31        $10,753,943
     1997                    $ 8,689,240         74         $3,051,691         26        $11,740,931

Increase (Decrease)           (1,322,418)                      335,430                      (986,988)
Percentage Change                 (15.2%)                        11.0%                         (8.4%)

Six Months
     1998                    $14,822,106         69         $6,539,864         31        $21,361,970
     1997                    $17,114,838         73         $6,234,850         27        $23,349,688

Increase (Decrease)           (2,292,732)                      305,014                    (1,987,718)
Percentage Change                 (13.4%)                         4.9%                         (8.5%)


NET SALES. Sales of internal bank forms decreased for the first six months of 1998. This decrease in sales is due to non-renewal of sales contracts and acquisition of some internal bank forms customers by banks who are not customers
of the Company.   In addition, in 1997 there were several large bank conversion sales. For the six months of 1998 the Company has had only one bank conversion sale. A bank conversion results generally from an acquisition of one bank by another or a change in the equipment utilized by a bank for internal document sorting. Therefore, due to the unpredictable nature of bank conversions, the Company's revenue for this type of sale fluctuates. Sales of custom business forms increased for the six months and the quarter. Sales increases resulted from an increased order volume from existing customers as well as sales to new customers.

GROSS PROFIT. Gross profit for the second quarter of 1998 decreased from 30.9 percent of sales in 1997 to 27.5 percent of sales in 1998. For the six months, gross profit decreased from 28.8 percent of sales in 1997 to 27.3 percent of sales in 1998. Stable paper prices resulted in paper costs as a percentage of
sales of approximately 1.5 percent less in 1998 than in 1997.   Other costs,
principally fixed and semi-fixed costs remain relatively steady, increased approximately $85,000. However, due to the reduction in sales, cost of goods sold increased from 69.1 percent in 1997 to 72.5 percent in 1998 for the second quarter and from 71.2 percent in 1997 to 72.7 percent in 1998 for the six months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased $21,585 for the three months ended April 30 and increased only $2,390 for the six months ended April 30. However, due to the reduction in sales, the selling, general and administrative expenses accounted for 19.4 and 18.9 percent of sales in the second quarter and first six months of 1998 compared to 18.0 and 17.3 percent of sales in the second quarter and first six months of 1997, respectively. In 1998 sales commissions to distributors/partners were restructured to provide additional incentive to increase new business. These restructured commission costs increases were offset by decreases in costs related to employee profit sharing and bonus benefits and reduced computer service costs.

OPERATING INCOME. As a result of the previously discussed sales decrease and cost increases, operating income for the second quarter of 1998 was 8.1 percent of sales and 8.4 percent of sales for the six months ended April 30, 1998 compared to 12.9 percent for the second quarter of 1997 and 11.5 percent for the six months ended April 30, 1997.

OTHER INCOME EXPENSE. Other expense decreased approximately $125,000 for the first six months of 1998. This reduction is principally due to decreased interest expense as a result of debt repayment and increased interest income from investment of additional cash balances on hand during 1998.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased to 38 percent in 1998 compared to 40 percent in 1997.

EARNINGS. Earnings before income taxes were $719,173 or 6.7 percent of sales for the second quarter of 1998 and $1,510,748 or 7.1 percent of sales for the six months ended April 30, 1998 compared with $1,326,609 or 11.3 percent of sales in the second quarter of 1997 and $2,279,302 or 9.8 percent of sales for the six months ended April 30, 1997. Net earnings were $936,748 ($ .33 per share diluted, $ .35 per share basic) for the six months ended April 30, 1998 compared to $1,366,302 ($ .50 per share diluted, $ .53 per share basic) in 1997.

FINANCIAL CONDITION AND LIQUIDITY

LONG-TERM DEBT. The Company's long-term debt consists of a term loan and Industrial Development Revenue Bonds. The term loan principal is payable in quarterly installments and from annual excess cash flow as defined in the Loan Agreement with any remaining principal balance on the term loan due on July 31, 2003. The Company paid excess cash flow payments of $1,000,000 on January 31, 1998 and $2,000,000 on April 30, 1998. Interest is payable monthly. The bonds require annual principal payments and monthly interest payments at a variable rate based upon comparable tax-exempt issues. Both the term loan and the bonds specify limits on capital expenditures and dividends. Both also specify working capital, net worth and certain financial ratios that the Company must maintain.

LIQUIDITY. Cash provided by operations were $2,578,291 during 1998 compared to $2,801,888 in 1997. Working capital was $7.3 million on April 30, 1998, compared to $7.2 million on October 31, 1997.

During the six months ended April 30, 1998 the Company continued to expand its manufacturing capacity by the acquisition of $1,290,698 in equipment and computer software compared to capital expenditures of $1,038,838 for the first six months of 1997. The Company anticipates that total equipment and computer software expenditures for 1998 will approximate the 1997 capital expenditures of $2,050,000. During 1998, the Company received a prepayment of a note receivable of $540,619 previously classified as a noncurrent asset.

If necessary to finance operations, the Company has a $1.5 million line of credit at an interest rate equal to the bank's reference rate. The Company did not have to utilize this line of credit during 1998 and 1997. The Company believes its existing financial resources are adequate to fund its 1998 operations, including capital expenditures and dividend payments, and foresees no events or uncertainties that are likely to have a material impact on its liquidity. The Company expects to be able to generate sufficient cash flow from operations to avoid relying on external sources of financing beyond the facilities already in place.

OUTLOOK. Merger and acquisition activity in the banking industry is extremely strong at this time. Banks generally consolidate their purchasing of internal bank forms with one supplier. Therefore, the Company could obtain or lose a significant customer as this consolidation activity continues. Recently, competition in the internal bank forms industry has become more intense and is particularly strong in contract negotiations with the larger banks. This increased competition has resulted in non-renewal of three contracts and renewals of certain contracts at reduced profit margin levels. The Company has also obtained three new large volume internal bank form customers. In addition, to increase and improve market penetration in the internal bank forms market, the Company has developed additional distribution channels by forming two new sales alliances. The Company anticipates sales from these new alliances to
begin early in the fourth quarter of fiscal 1998.   In the custom business forms
business, the Company has verbally agreed to an extension of its contracts to manufacture forms for its largest customer. The Company also has proposals pending for four new forms contracts.

To offset the possible impact of competition, the integration of the Company's computer systems is increasingly important. The internal bank forms computer system which the Company developed and installed in the first location in 1997 is being continually enhanced and is now installed in three of the Company's four internal bank forms production facilities. The fourth installation is scheduled for later this fiscal year. This integrated computer system is expected to increase operating efficiencies within these plants by streamlining order processing, enhancing equipment utilization and improving billing and reporting capabilities.

In addition, the Company is developing and implementing additional marketing strategies to strengthen the Company's market position. These marketing efforts will focus on the internal bank forms industry as well as the other financial forms products manufactured at the Company's custom business forms production facilities.

READINESS FOR YEAR 2000. The Company has taken actions to understand the nature and extent of work required to make the Company's systems Year 2000 compliant. The Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income, " a new standard requiring the operating and display of "Comprehensive Income" (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investment by owners and distributions to owners) and its components in a full-set of general-purpose financial statements. The new standard will be effective for the Company's annual financial statements in fiscal year 1999. In the six month period ended April 30, 1998 and in fiscal year 1997, the Company did not have any changes in equity from nonowner sources.

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

                           NORTHSTAR COMPUTER FORMS, INC.

                             PART II. - OTHER INFORMATION


Item 2. As disclosed herein, the registrant declared a 3 for 2 stock split payable May 13, 1998 to shareholders of record as of April 30, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

          The registrant held its Annual Meeting of Stockholder on April 9,
          1998.

     (a) The shareholders re-elected the incumbent Board of Directors: Roger T. Bredesen, John G. Mutschler, J.S. Braun, Kenneth E. Overstreet, Roy W. Terwilliger and Dr. Lester A. Wanninger.

     (b) The shareholders approved changes in the Company's 1994 Employee's Incentive Stock Option Plan to extend the term to 2003 and to add an additional 200,000 shares of common stock.

     (c) The shareholders approved the re-appointment of Coopers & Lybrand LLP, as independent accountants of the Company for the year to end October 31, 1998.

          1,350,399 shares were voted affirmatively. There were 35,591 votes against and 4,890 votes obstained.

Item 6.   Exhibits and Reports on Form 8-K - None.


None of the other items contained in Part II of Form 10-Q is applicable to the Company for the quarter ended April 30, 1998.

                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Northstar Computer Forms, Inc.
                                     (Registrant)




Date:       June 10, 1998                    By:         Mary Ann Morin
       ----------------------                     -----------------------------
                                                       Mary Ann Morin
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)