Form 10-Q
period 1998-07-31
NORTHSTAR COMPUTER FORMS INC/MN
filed 1998-09-11
CIK 873082

                         Securities and Exchange Commission
                               Washington, D.C. 20549
                                     Form 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    ---------------
Commission file number  0-19056
                        --------
                           Northstar Computer Forms, Inc.
    ----------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Minnesota                                              41-0882640
-------------------------------                        ----------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                         Identification Numbers)

7130 Northland Circle North     Brooklyn Park, Minnesota      55428
--------------------------------------------------------    --------
(Address or Principal Executive Offices)                    Zip Code

Registrant's telephone number, including area code   (612) 531-7340

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
                                          ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at August 28, 1998
               -----                    ------------------------------
     Common Stock, $ .05 par value               2,664,436 Shares

Part 1. Financial Information
Item 1. Financial Statements


                           NORTHSTAR COMPUTER FORMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEET



                                                                      July 31,           October 31,
                                                                  1998 (Unaudited)          1997
                                                                  ----------------      -------------

              ASSETS


Current assets:
   Cash and cash equivalents                                        $  4,750,113       $  5,317,881
   Accounts receivable, less
      allowance for doubtful accounts of $307,000 at
      July 31, 1998 and $294,000 at October 31, 1997                   4,809,078          6,614,209
   Inventories                                                         1,820,939          1,912,646
   Other current assets                                                  359,480            267,737
   Deferred income taxes                                                 311,805            318,656
                                                                  ----------------      -------------
          Total current assets                                        12,051,415         14,431,129
                                                                  ----------------      -------------
Property, plant and equipment                                         30,286,425         29,478,905

Less accumulated depreciation and
   amortization                                                      (15,711,727)       (14,267,762)
                                                                  ----------------      -------------
          Net property, plant and equipment                           14,574,698         15,211,143
                                                                  ----------------      -------------

Notes receivable, less current portion                                   157,091            829,108
Goodwill, net                                                          1,606,669          1,757,799
Other assets, net                                                      1,330,250          1,095,695
                                                                  ----------------      -------------
          Total assets                                             $  29,720,123      $  33,324,874
                                                                  ----------------      -------------
                                                                  ----------------      -------------

                           See accompanying notes to unaudited Condensed
                                Consolidated Financial Statements

                           NORTHSTAR COMPUTER FORMS, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEET, CONTINUED


                                                                        July 31,         October 31,
                                                                   1998 (Unaudited)          1997
                                                                  -----------------   ----------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                $  1,385,000       $  3,235,000
   Accounts payable                                                    1,617,600          1,373,805
   Accrued liabilities                                                 1,076,978          2,607,885
                                                                  -----------------   ----------------
        Total current liabilities                                      4,079,578          7,216,690

Deferred compensation                                                    809,362            827,147
Deferred income taxes                                                  1,293,278          1,184,633
Long-term debt, less current portion                                   5,543,050          7,330,550

Commitments

Stockholders' equity:
   Common stock, $  .05 par value
      authorized, 5,000,000 shares; issued
      and outstanding, 2,663,986 at July 31, 1998
      and 2,642,207 at October 31, 1997                                  133,199            132,110
   Additional paid-in capital                                          2,349,039          2,245,730
   Retained earnings                                                  15,512,617         14,388,014
                                                                  -----------------   ----------------
        Total stockholders' equity                                    17,994,855         16,765,854
                                                                  -----------------   ----------------

        Total liabilities and stockholders' equity                 $  29,720,123      $  33,324,874
                                                                  -----------------   ----------------
                                                                  -----------------   ----------------

                           See accompanying notes to unaudited Condensed
                                Consolidated Financial Statements

                           NORTHSTAR COMPUTER FORMS, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                      July 31                        July 31
                                                1998           1997           1998           1997
                                                ----           ----           ----           ----
Net sales                                  $ 10,358,271   $ 11,330,222    $31,720,241   $34,679,910

Cost of goods sold                            7,681,180      7,870,793     23,221,113    24,506,609
                                           -------------  ------------    ------------  ------------
   Gross profit                               2,677,091      3,459,429      8,499,128    10,173,301

Selling, general and
  administrative expenses                     1,971,457      2,069,002      6,000,510     6,095,665
                                           -------------  ------------    ------------  ------------
      Operating income                          705,634      1,390,427      2,498,618     4,077,636

Other income (expense):
   Interest expense                            (141,542)      (223,238)      (523,244)     (671,472)
   Other, net, principally
      interest income                            47,366         91,607        169,564       128,668
   Gain (loss)on sale of assets                 (21,546)         2,500        (44,278)        5,766
                                           -------------  ------------    ------------  ------------
                                               (115,722)      (129,131)      (397,958)     (537,038)
                                           -------------  ------------    ------------  ------------

Earnings before
   income taxes                                 589,912      1,261,296      2,100,660     3,540,598

Provision for income taxes                      225,000        503,500        799,000     1,416,500
                                           -------------  ------------    ------------  ------------

Net earnings                               $    364,912   $    757,796    $ 1,301,660   $ 2,124,098
                                           -------------  ------------    ------------  ------------

Net earnings
   per common share:
      Basic                                $       0.14   $       0.29    $      0.49   $      0.82
                                           -------------  ------------    ------------  ------------
      Diluted                              $       0.12   $       0.27    $      0.45   $      0.77
                                           -------------  ------------    ------------  ------------

Dividends declared per
   common share                            $         -    $         -     $     0.066   $     0.050
                                           -------------  ------------    ------------  ------------
                                           -------------  ------------    ------------  ------------

Weighted average common
   shares outstanding
      Basic                                   2,660,958      2,587,898      2,650,908     2,605,672
                                           -------------  ------------    ------------  ------------
                                           -------------  ------------    ------------  ------------
      Diluted                                 2,883,899      2,807,258      2,871,990     2,777,880
                                           -------------  ------------    ------------  ------------
                                           -------------  ------------    ------------  ------------


                           See accompanying notes to unaudited Condensed
                                Consolidated Financial Statements

                           NORTHSTAR COMPUTER FORMS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                  Increase (Decrease) in Cash and Cash Equivalents
                  for the nine months ended July 31, 1998 and 1997



                                                                         1998               1997
                                                                         ----               ----

Cash flows from operating activities:
   Net earnings                                                     $  1,301,660       $  2,124,098
   Adjustments to reconcile net earnings to
         net cash provided by operating activities
      Depreciation                                                     1,873,296          1,852,657
      Amortization                                                       247,742            168,647
      Provision for losses on receivables                                 41,400             41,400
      Loss (gain) on sale of equipment                                    44,278             (5,766)
      Changes in certain operating assets and liabilities                648,535            284,372
                                                                  ---------------      -------------

Net cash provided by operating activities                              4,156,911          4,465,408
                                                                  ---------------      -------------

Cash flows from investing activities:
   Capital expenditures and equipment deposits                        (1,347,329)        (1,137,241)
   Capitalized computer software costs                                  (229,261)          (584,321)
   Proceeds from sale of equipment                                        66,200             11,400
   Notes receivable repayments                                           672,017            104,155
   Other                                                                                     (4,500)
                                                                  ---------------      -------------
Net cash used in investing activities                                   (838,373)        (1,610,507)
                                                                  ---------------      -------------

Cash flows from financing activities:
   Principal payments on long-term debt                               (3,637,500)          (591,950)
   Dividends paid                                                       (353,204)          (240,868)
   Stock options exercised                                               104,398            151,160
                                                                  ---------------      -------------
Net cash used in financing activities                                 (3,886,306)          (681,658)
                                                                  ---------------      -------------

Net (decrease) increase in cash and cash equivalents                    (567,768)         2,173,243

Cash and cash equivalents at beginning of period                       5,317,881          2,378,105
                                                                  ---------------      -------------

Cash and cash equivalents at end of period                          $  4,750,113       $  4,551,348
                                                                   --------------     --------------
                                                                   --------------     --------------
Supplemental disclosure of cash flow:
   Cash paid during the period for:
      Income taxes                                                  $  1,422,750       $  1,528,580
      Interest                                                           486,156            671,472

                           See accompanying notes to unaudited Condensed
                                Consolidated Financial Statements

                           NORTHSTAR COMPUTER FORMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   July 31, 1998

1.   Basis of Presentation

     The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by Northstar Computer Forms, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

     The unaudited condensed consolidated financial statements presented herein as of July 31, 1998, and for the three months and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   Earnings per share

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," a new standard for computing and presenting earnings per share. As required, the Company adopted this new standard in the first quarter of its 1998 fiscal year. Net earnings per share (EPS) for all periods presented have been computed by dividing net earnings by the weighted average number of common shares outstanding (basic EPS) and by the weighted average number of common and common equivalent shares outstanding (diluted EPS). The Company's common equivalent shares consist of stock options when their effect is not antidilutive.

     On May 13, 1998, the common stock of the Company was split 3 for 2. All applicable per share and number of share data have been retroactively restated to reflect the stock split.

The computation of basic and diluted weighted average common shares outstanding is as follows:

                                    For the three months          For the nine months
                                        ended July 31,                ended July 31,
                                        (Unaudited)                   (Unaudited)
                                     1998           1997           1998           1997
                                     ----           ----           ----           ----
     Weighted average common
       shares outstanding          2,660,958      2,587,898      2,650,908      2,605,672

     Common equivalent shares
         outstanding:
             Option equivalents      222,941        219,360        221,082        172,208
                                  -----------     -----------    ----------     ----------

     Weighted average common
         and common equivalent     2,883,899      2,807,258      2,871,990      2,777,880
                                  -----------     -----------    ----------     ----------
                                  -----------     -----------    ----------     ----------


3.   New Accounting Pronouncements

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," a new standard requiring the reporting and display of "Comprehensive Income" (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investment by owners and distributions to owners) and its components in a full-set of general-purpose financial statements. The new standard will be effective for the Company's annual financial statement in fiscal year 1999. In the nine month period ended July 31, 1998, and in fiscal year 1997, the Company did not have any changes in equity from nonowner sources.

     In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," a new standard for reporting information about operating or business segments in financial statements. The new standard will be effective for the Company's annual financial statements in fiscal year 1999. The Company has not evaluated what impact, if any, this new standard will have on the Company's future reporting of operating and business segments.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is reviewing the requirements of the SOP and does not expect it to significantly change its current accounting for software costs. SOP 98-1 is required to be adopted by the Company for its fiscal year 2000.

4.   Notes Receivable

     During fiscal year 1998, the Company received a prepayment of $583,000 on notes receivable previously classified as noncurrent assets.

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risk and uncertainties. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. This list is not intended to present an all-inclusive list of such important factors.

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

The following table sets forth, for the period indicated, certain items in the Company's unaudited condensed consolidated statement of earnings as a percentage of net sales and the percentage changes of the dollar amounts of such items as compared with the prior period.

THREE MONTHS ENDED JULY 31:

                                             Percentage of Net Sales     Decrease
                                             -----------------------     --------
                                              1998          1997      1998 vs. 1997
                                              ----          ----      -------------
Net Sales.................................   100.0%         100.0%          (8.6)%
Cost of Goods Sold........................    74.2           69.5           (2.4)
                                           ---------    ----------     -----------
       Gross Profit ......................    25.8           30.5          (22.6)
                                           ---------    ----------     -----------

Selling, General and
  Administrative Expenses.................    19.0           18.3           (4.7)
                                           ---------    ----------     -----------

Operating Income..........................     6.8           12.2          (49.3)

Net Earnings..............................     3.5            6.7          (51.8)
                                           ---------    ----------     -----------


NINE MONTHS ENDED JULY 31:

                                           Percentage of Net Sales      Decrease
                                           -----------------------      --------
                                              1998          1997      1998 vs. 1997
                                              ----          ----      -------------
Net Sales ................................   100.0  %      100.0  %      (8.5)  %
Cost of Goods Sold .......................    73.2          70.7         (5.2)
                                           ---------    ----------     -----------
       Gross Profit ......................    26.8          29.3        (16.5)
                                           ---------    ----------     -----------

Selling, General and
   Administrative Expenses ...............    18.9          17.6         (1.6)
                                           ---------    ----------     -----------
Operating Income .........................     7.9          11.7        (38.7)

Net Earnings .............................     4.1           6.1        (38.7)
                                           ---------    ----------     -----------

The following table sets forth unaudited net sales information for the periods indicated for internal bank forms, custom business forms and consolidated net sales of the Company.

                         INTERNAL                           CUSTOM                   CONSOLIDATED
                         BANK FORMS           %           BUSINESS FORMS       %         SALES
                        -----------        ------         --------------     ------  -------------
Third Quarter           (Unaudited)                        (Unaudited)               (Unaudited)
    1998                $ 7,092,723         68               $3,265,548        32     $10,358,271
    1997                  8,360,909         74                2,969,313        26      11,330,222

Increase (Decrease)      (1,268,186)                            296,235                  (971,951)
Percentage Change           (15.2%)                              10.0%                    (8.6%)


Nine Months
     1998               $21,914,829         69               $9,805,412       31      $31,720,241
     1997                25,174,512         73                9,505,398       27       34,679,910


Increase (Decrease)     (3,259,683)                             300,014                (2,959,669)
Percentage Change         (12.9%)                                3.2%                     (8.5%)



NET SALES. Sales of internal bank forms decreased for the quarter and nine months of 1998. This decrease in sales is due to non-renewal of sales contracts and acquisition of some internal bank forms customers by banks who are not customers of the Company. There was no change in product pricing for the quarter or nine month period. In addition, for both the quarter and nine months in 1997 there were several large bank conversion sales. For the quarter and nine months of 1998, the Company has had several smaller bank conversion sales. A bank conversion results generally from an acquisition of one bank by another or a change in the equipment utilized by a bank for internal document sorting. Therefore, due to the unpredictable nature of bank conversions, the Company's revenue for this type of sale fluctuates. Sales of custom business forms increased for the nine months and the quarter. Sales increases resulted from an increased order volume from existing customers as well as sales to new customers.

GROSS PROFIT.  Gross profit margin for the third quarter of 1998 decreased from
30.5 percent of sales in 1997 to 25.8 percent of sales in 1998. For the nine months, gross profit margin decreased from 29.3 percent of sales in 1997 to 26.8 percent of sales in 1998. Although stable paper prices resulted in paper costs as a percentage of sales of approximately 1.5 percent less in 1998 than in 1997, other costs, principally variable expenses which increased approximately $217,000 and fixed and semi-fixed costs which increased approximately $76,000, had a negative impact on gross profit margin. Overall, the reduction in sales reduced the absorption of costs, thereby increasing cost of goods sold as a percentage of sales from 69.5 percent in 1997 to 74.2 percent in 1998 for the third quarter and from 70.7 percent in 1997 to 73.2 percent in 1998 for the nine months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased $97,545 for the three months and $95,155 for the nine months ended July 31, 1998 compared to the respective periods in 1997. However, due to the reduction in sales, the selling, general and administrative expenses accounted for 19.0 and 18.9 percent of sales in the third quarter and first nine months of 1998, respectively, compared to 18.3 and 17.6 percent of sales in the third quarter and first nine months of 1997, respectively. In 1998, sales commissions to distributors/partners were restructured to provide additional incentive to increase new business. These restructured commission cost increases were offset by decreases in costs related to employee profit sharing and bonus benefits and reduced computer service costs.

OPERATING INCOME. As a result of the previously discussed sales decrease and cost increases, operating income was 6.8 percent of sales for the third quarter of 1998 and 7.9 percent of sales for the nine months ended July 31, 1998 compared to 12.2 percent for the third quarter of 1997 and 11.7 percent for the nine months ended July 31, 1997.

OTHER INCOME AND EXPENSE. Other expense decreased approximately $140,000 for the first nine months of 1998. This reduction is principally due to decreased interest expense as a result of debt repayment and increased interest income from investment of additional cash balances on hand during 1998.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased to 38 percent for the nine month period ended July 31, 1998 compared to 40 percent for the same period in 1997.

EARNINGS. Earnings before income taxes were $589,912 or 5.7 percent of sales for the third quarter of 1998 and $2,100,660 or 6.6 percent of sales for the nine months ended July 31, 1998 compared with $1,261,296 or 11.1 percent of sales in the third quarter of 1997 and $3,540,598 or 10.2 percent of sales for the nine months ended July 31, 1997. Net earnings were $1,301,660 ($ .45 per share diluted, $ .49 per share basic) for the nine months ended July 31, 1998 compared to $2,124,098 ($.77 per share diluted, $.82 per share basic) in 1997.

FINANCIAL CONDITION AND LIQUIDITY

LONG-TERM DEBT. The Company's long-term debt consists of a term loan and Industrial Development Revenue Bonds. The term loan principal is payable in quarterly installments and from annual excess cash flow as defined in the Loan Agreement with any remaining principal balance on the term loan due on July 31, 2003. In 1998, the Company paid excess cash flow payments of $2,000,000 and prepaid an additional $1,000,000 in loan principal. Interest on both loans is payable monthly. The bonds require annual principal payments and monthly interest payments at a variable rate based upon comparable tax-exempt issues. Both the term loan and the bonds specify limits on capital expenditures and dividends. Both also specify working capital, net worth and certain financial ratios that the Company must maintain.

LIQUIDITY. Cash provided by operations was $4,156,911 during the nine months ended July 31, 1998, compared to $4,465,408 for the same period in 1997. Working capital was $8.0 million at July 31, 1998, compared to $7.2 million at October 31, 1997.

During the nine months ended July 31, 1998, the Company continued to upgrade its manufacturing capacity by the acquisition of $1,576,590 in equipment and computer software compared to $1,721,562 for the first nine months of 1997. The Company anticipates that total equipment and computer software expenditures for 1998 will approximate the 1997 capital expenditures of $2,050,000. During 1998, the Company received a prepayment of notes receivable of $583,000 previously classified as a noncurrent asset.

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

OUTLOOK. Merger and acquisition activity in the banking industry is extremely strong at this time. Banks generally consolidate their purchasing of internal bank forms with one supplier. Therefore, the Company could obtain or lose a significant customer as this consolidation activity continues. Recently, competition in the internal bank forms industry has become more intense and is particularly strong in contract negotiations with the larger banks. This increased competition has resulted in non-renewal of three contracts during the nine month period and renewals of certain other contracts at reduced profit margin levels. In addition, as part of the acquisition of the internal bank forms plant from Deluxe Corporation (Deluxe) in 1996, the Company had a two year contract to manufacture a special product line for Deluxe. Deluxe has elected not to renew this contract at this time. However, the Company has obtained three new large volume internal bank form customers. In addition, to increase and improve market penetration in the internal bank forms market, the Company has developed additional distribution channels by forming two new sales alliances. The Company anticipates sales from these new alliances with distributors to begin early in the fourth quarter of fiscal 1998. In the custom business forms business, the Company has verbally agreed to an extension of its contracts to manufacture forms for its largest customer. The Company also has proposals pending for three new forms contracts.

To remain competitive, the integration of the Company's computer systems is increasingly important. The internal bank forms computer system which the Company developed and installed in the first location in 1997 is being continually enhanced and is now installed in three of the Company's four internal bank forms production facilities. The fourth installation is scheduled for later this year. This integrated computer system is already increasing operating efficiencies within the three plants by streamlining order processing, enhancing equipment utilization and improving billing and reporting capabilities.

In addition, the Company is developing and implementing additional marketing strategies to strengthen the Company's market position. These marketing efforts will focus on the internal bank forms industry as well as the other financial forms products manufactured at the Company's custom business forms production facilities.

READINESS FOR YEAR 2000. The Company has taken actions to understand the nature and extent of work required to make the Company's systems Year 2000 compliant. The Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects. The Company estimates that compliance modifications costs will approximate $50,000.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," a new standard requiring the reporting and display of "Comprehensive Income" (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investment by owners and distributions to owners) and its components in a full-set of general-purpose financial statements. The new standard will be effective for the Company's annual financial statements in fiscal year 1999. In the nine month period ended July 31, 1998, and in fiscal year 1997, the Company did not have any changes in equity from nonowner sources.

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," a new standard for reporting information about operating or business segments in financial statements. The new standard will be effective for the Company's annual financial statements in fiscal year 1999. The Company has not evaluated what impact, if any, this new standard will have on the Company's future reporting of operating and business segments.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is reviewing the requirements of the SOP and does not expect it to significantly change its current accounting for software costs. SOP 98-1 is required to be adopted by the Company for its fiscal year 2000.

                           NORTHSTAR COMPUTER FORMS, INC.

                            PART II. - OTHER INFORMATION


item 6.   Exhibits and Reports on Form 8-K - None.


None of the other items contained in Part II of Form 10-Q is applicable to the Company for the quarter ended July 31, 1998.

                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Northstar Computer Forms, Inc.
                                     (Registrant)




Date:       September 10, 1998                    By:    Mary Ann Morin
       -------------------------                      -------------------------

                                                         Mary Ann Morin
                                                       Chief Financial Officer
                                                   (Principal Financial Officer)