Form 10-K405
period 1998-10-31
NORTHSTAR COMPUTER FORMS INC/MN
filed 1999-01-29
CIK 873082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended October 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________


                    COMMISSION FILE NUMBER          0-19056
                                           ----------------------------

                         NORTHSTAR COMPUTER FORMS, INC.
-------------------------------------------------------------------------------
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MINNESOTA                                   41-0882640
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

7130 NORTHLAND CIRCLE NORTH, BROOKLYN PARK, MINNESOTA              55428
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                           (612) 531-7340
-----------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
Yes   X    No
    -----     -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                              -----

     State issuer's revenues for its most recent fiscal year: $41,809,938

     State the aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days. (SEE definition of affiliate in Rule 12b-2 of the Exchange Act.):
$20,316,860.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     2,724,436 Shares of Common Stock as of December 31, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE:

     1. Portions of the Registrant's Annual Report to Shareholders for its fiscal year ended October 31, 1998 are incorporated by reference into Part II of this Form 10-K.


                            [Cover page 2 of 2 pages]

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Northstar Computer Forms, Inc. (the "Company"), incorporated in 1964, designs, manufactures and markets printed forms with an emphasis on machine readable MICR (Magnetic Ink Character Recognition) printing. The Company's two business concentrations are custom business/negotiable forms and internal bank forms. Sales are principally through distributors with the remainder to other printers or on a direct retail basis. A majority of the retail accounts are serviced by distributor "partners" whereby the distributor acts as a manufacturer's representative. A sales/service force provides communication between the customer and the manufacturing facilities.

     The corporate headquarters and primary manufacturing facility of the Company are located at 7130 Northland Circle North, Brooklyn Park, Minnesota. The Company also maintains manufacturing facilities in Roseville, Minnesota (Northstar Financial Forms), and Milwaukee, Wisconsin (Wisconsin Business Forms), which operate as divisions of the Company. The Company also operates, through its wholly-owned subsidiary, General Financial Supply, Inc. ("GFS"), manufacturing facilities in the cities of Nevada, Iowa, Bridgewater, Virginia and Golden, Colorado. As of October 31, 1998, the Company employed approximately 435 persons at its six manufacturing facilities, and the Company anticipates a moderate increase in personnel for the 1999 fiscal year.

     The Company serves most markets where business forms are used, although its primary targeted customers are banks and other users of MICR forms. During the past few years, the Company has continued to shift its emphasis towards MICR form product lines, investing over a million dollars each year in equipment and technology to produce various kinds of MICR business, negotiable and internal bank forms.

BUSINESS HIGHLIGHTS - 1998

- Formed two strategic alliances to enhance sales to the top 200 banks and to community banks

-    Second best sales and earnings in the Company's history

- Expanded and implemented The Star System -- Comprehensive Operations Management Software

- Moved Denver operation into a new 23,000 sq. ft. building to accommodate expanded product offerings

- Invested $2.1 million in capital equipment including Internet-based pre-press data communications and computer-supported composition and remote proofing

BUSINESS FORMS

     Business forms manufactured by the Company consist of unit-sets, continuous forms and cut sheet forms.

     Unit-sets, simply defined, are multiple part forms carbon interleaved or carbonless forms whose parts can be easily separated. Unit-sets are frequently referred to as snap apart or snap-out forms and are used for a variety of business applications, such as invoices, purchase orders, checks, vouchers, sales books and register forms.

     Continuous forms are used for the same business applications as unit-sets. They consist of strips of perforated sets of forms marginally punched to facilitate high-speed feeding through electronic data processing equipment. They are manufactured from a continuous web or roll of paper that is not cut into separate units.

     Cut sheet forms are forms produced in individual sheets or placed together by padding or booking. Examples of cut sheets are internal bank documents (general ledger debit/credit, cash tickets and process control documents), and laser cut sheets (checks, statements and gift certificates).

     The Company manufactures unit-sets and cut sheet forms in all of its facilities. The Brooklyn Park, Minnesota and Milwaukee, Wisconsin plants also produce continuous forms.

COMPANY PRODUCT SPECIALIZATION

     Among the business forms which the Company produces, the Company specializes in internal bank forms, secure and negotiable documents and custom products. Approximately ninety percent (90%) of the forms produced by the Company, including virtually all of the internal bank forms, are MICR encoded. MICR encoded forms require special composition equipment and inks, thus MICR encoding provides a value-added feature. The Company specializes in such forms, enabling it to handle large and small volumes and create operating efficiencies.

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

     In addition to internal bank forms, the Company also focuses on secure and negotiable documents, which are both MICR encoded and non-MICR encoded. Examples of secure and negotiable MICR encoded documents are bank official checks, business checks, gift certificates and money orders. Examples of non-MICR encoded secure and negotiable documents are vehicle certificates of title, gift certificates, birth certificates and death certificates. Security features include security papers (watermark and threads), security inks that react to ultraviolet light and temperature and security printing features such as void pantographs and modulus numbering.

MARKETING

     All of the Company's operating units service customers nationally through distributors on a non-exclusive basis, and directly with respect to other printers and commercial resellers. In addition, Northstar Financial Forms sells through distributor "partners" and, along with one of the Company's other plants, sells directly to certain bank customers on a retail basis. The Company believes that it has a competitive advantage over other form manufacturers through the use of its independent distributor, printer and reseller network, because the network enables the Company to focus on specialized products and produce them efficiently. The Company sells to over 1,500 customers in all 50 states, no one of which is considered a major customer.

     The Company's distribution network enables it to save the expense of supporting a direct sales force, sales offices and certain marketing expenses in its plants. Because Northstar Financial Forms and one of the Company's other plants sell to certain bank customers on a retail basis, those facilities incur higher sales and marketing expenses. All major competitors of the Company distribute their products through direct sales which typically account for expenses ranging between 10% and 20% of revenues.

RAW MATERIALS AND ENVIRONMENTAL REGULATIONS

     Raw materials utilized by the Company consist principally of a wide variety of weights, widths, colors, sizes and qualities of paper. Other raw materials include printing ink, lithographic plate material and chemicals. The Company has a policy of purchasing its paper supplies from several major paper mills. In 1995, bond paper prices, the principal paper used by the Company, increased substantially. Since that time, paper prices have leveled off and selected weights of bond paper prices have decreased. The Company anticipates that paper prices may begin to increase in 1999. The Company believes that paper and other raw materials will be sufficiently available for the foreseeable future.

     To the best of the Company's knowledge, it complies with all applicable federal, state and local environmental regulations governing the discharge of materials into the environment. Compliance with applicable environmental regulations has not had and, it is anticipated, will not have a material adverse effect on the Company's capital expenditures, earnings or competitive position.

COMPETITION

     The forms industry is highly competitive and fragmented. The Company has a number of competitors with substantially larger resources. The Company believes it is the 14th largest United States business forms manufacturer. This position enables the Company to specialize in a smaller product line. The ability to specialize allows the Company to focus its capital and create economies of scale through more efficient production techniques and significantly limit the number of its direct competitors. The Company believes that the principal competitive factors in the form industry are specialization, service, quality and price.

The internal bank forms portion of the Company's market is very competitive and especially price and service sensitive with the top 200 banks in the country.

                         ITEM 2. DESCRIPTION OF PROPERTY

     The Company operates manufacturing and warehousing facilities in five states as follows:

                                                        Square Feet
                                                        of Floor Space
                                                  -------------------------
       Location                                  Leased              Owned
       --------                                  ------              -----
       Brooklyn Park, Minnesota                                       94,800

       Nevada, Iowa                                                   48,500

       Roseville, Minnesota                        42,500

       Shoreview, Minnesota                        24,000

       Milwaukee, Wisconsin                        10,000

       Bridgewater, Virginia                       25,000

       Golden, Colorado                            23,000
                                                  -------            -------
       TOTAL                                      124,500            143,300
                                                  -------            -------
                                                  -------            -------

     The Company's general offices are located in Brooklyn Park, Minnesota. All of the above properties are used for the production, warehousing and shipping of forms. Production capacity fluctuates with the ebb and flow of market demands. Equipment, substantially all of which is owned by the Company, is added as existing machinery becomes obsolete or irreparable, and as new equipment becomes necessary to meet market demands. The Company may make material additions to property, plant and equipment, with the expectation that such additions or replacements will increase a plant's capacity and efficiency.

     All of the above-discussed facilities are deemed to be in good condition. The lease on the Bridgewater facility will expire on May 31, 2001. The Company's Milwaukee property lease will expire on June 30, 1999 and the Company is in the process of determining if that operation should be moved to a larger facility. The Golden property lease is a new facility which commenced on July 1, 1998 and will expire September 1, 2005. The lease of the Roseville property expires August 31, 2007. The Shoreview facility is used as warehousing space for the Roseville facility and is leased until July 31, 1999. Management of the Company believes that each of these facilities is adequately covered by insurance. These property locations are expected to be adequate for operations during the remaining lease terms. No difficulty is presently foreseen in renewing the leases or finding replacement facilities.

     The Brooklyn Park, Minnesota and Nevada, Iowa plants are owned outright by the Company, which is the only company occupying these properties. The Brooklyn Park facility is financed by Variable Rate Industrial and Development Bonds in the amount of $2,945,000, of which $2,010,000 was outstanding at October 31, 1998. The bonds are collateralized by a bank letter of credit and are payable in annual $335,000 installments through fiscal year 2004. The bank letter of credit is collateralized by a mortgage on the facility. The Nevada plant is also mortgaged for the Term Loan.

                            ITEM 3. LEGAL PROCEEDINGS

     There are presently no material claims, legal proceedings, or litigation pending or threatened to which the Company or GFS is a party; and no claims, litigation or legal proceedings which are expected to have a material adverse effect on the Company's financial condition.

                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY-HOLDERS

     No matters were submitted during the fourth quarter of the Company's 1998 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to page 8 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998.

                         ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to page 8 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

     The information required by this item is incorporated herein by reference to (printed) pages 9-11 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to (printed) pages 12-22 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not applicable.

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and positions of the Company's directors and executive officers are as follows:

    Name                       Age            Position
    ----                       ---            --------
    Roger T. Bredesen          72             Chairman of the Board and
                                              Chief Executive Officer

    John Mutschler             70             Director

    J.S. Braun                 66             Director

    Roy W. Terwilliger         61             Director

    Dr. Lester A Wanninger     61             Director

    Kenneth E. Overstreet      57             President, Director

    Mary Ann Morin             51             Treasurer and Chief Financial
                                              Officer

    Don E. Dearborn            58             Vice President (GFS)

    Stanley J. Klarenbeek      45             Vice President Sales and
                                              Marketing, Internal Bank
                                              Forms

     The following is a list of each of the above person's principal occupations or employment during the past five years. All directors have been elected to serve until the next annual election of directors which is expected to occur in April of 1999 at the annual meeting of the shareholders, or until their earlier resignation or removal pursuant to the Bylaws of the Company. Officers are appointed by the Board of Directors to serve until the next annual election by the Board of Directors, which may be set in accordance with the Bylaws of the Company at any time after the end of the fiscal year on October 31st of each year, or until their earlier resignation or removal by the Board of Directors.

     ROGER T. BREDESEN. Mr. Bredesen is the founder and has been the Chief Executive Officer and Chairman of the Board of Directors of the Company since its incorporation in 1964.

     JOHN MUTSCHLER. Mr. Mutschler has been a Director of the Company since 1972. Mr. Mutschler is an attorney in Minnesota, and since 1958 has been the President of John G. Mutschler & Associates, Inc., a firm which designs and administers qualified pension and profit-sharing plans. He has also been the President of JGM Agency, Inc., a firm engaged in the management of real estate, since 1980.

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

                         ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table summarizes the cash and non-cash compensation paid to or earned by the Company's Chief Executive Officer and its three other executive officers during the past three fiscal years whose annual salary and bonus exceeded $100,000 during the Company's fiscal year ended October 31, 1998.

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      NAME AND                FISCAL            ANNUAL COMPENSATION       LONG-TERM COMPENSATION         ALL OTHER
      PRINCIPAL             YEAR ENDED         --------------------------------------------------       COMPENSATION
      POSITION              OCTOBER 31,        SALARY ($)    BONUS ($)      AWARDS OF OPTIONS (#)          ($)(1)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                              1998             200,000       25,000                 -0-                    86,987(2)
                            ---------------------------------------------------------------------------------------
Roger T. Bredesen,
Chairman of                   1997             200,000       50,000                 -0-                    87,799(2)
the Board and Chief
Executive Officer
                            ---------------------------------------------------------------------------------------
                              1996             180,726       25,000                 -0-                     5,008
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                              1998             180,000       38,924                 -0-                    28,429(3)
                            ---------------------------------------------------------------------------------------
Kenneth E.
Overstreet,                   1997             160,000       64,382                 -0-                    20,573(3)
President and
Director
                            ---------------------------------------------------------------------------------------
                              1996             122,894       28,198                 -0-                    19,897
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                              1998              90,000       17,060                 -0-                    13,853
                            ---------------------------------------------------------------------------------------
Mary Ann Morin,               1997              84,929       30,546                 -0-                    15,353
Treasurer and Chief
Financial Officer
                            ---------------------------------------------------------------------------------------
                              1996              67,597       11,621                 6,000                  15,064
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                              1998             106,000       11,766                 -0-                     7,171
                            ---------------------------------------------------------------------------------------
Stanley Klarenbeek,           1997              76,657       27,652                20,000                   4,664
Vice President, Sales
and Marketing
Internal Bank Forms
                            ---------------------------------------------------------------------------------------
                              1996              76,911       16,130                 6,000                   4,931
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

(1) Other compensation includes contributions under the Company's Profit Sharing Plan and Trust ($8,641, $8,641, $5,428 and $7,171 in 1998 to each of Messrs./Ms. Bredesen, Overstreet, Morin and Klarenbeek, respectively) and the value of deferred compensation benefits under the Company's Deferred Compensation Plan ($8,938 and $8,425 in 1998 for Mr. Overstreet and Ms. Morin, respectively).

(2) Also includes amounts paid as deferred compensation pursuant to an annual deferred compensation benefit established pursuant to Mr. Bredesen's employment agreement with the Company ($67,496 in 1998 and $65,786 in 1997) and directors' fees.

(3)  Also includes amounts paid as directors' fees.

STOCK OPTIONS

     The following table summarizes the value of the unexercised options held by the executive officers named in the Summary Compensation table as of October 31, 1998:

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                                          VALUE OF UNEXERCISED
                                SHARES                     NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS AT
                             ACQUIRED ON       VALUE     OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END
           NAME               EXERCISE(1)    REALIZED    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE(2)
-------------------------------------------------------------------------------------------------------------------
Roger T. Bredesen               10,000       $32,500                             0/0                            0/0
-------------------------------------------------------------------------------------------------------------------
Kenneth Overstreet              40,000       162,520                   58,998/11,002(3)             $152,399/24,250
-------------------------------------------------------------------------------------------------------------------
Mary Ann Morin                   N/A           N/A                      12,600/5,400(4)               $30,213/6,507
-------------------------------------------------------------------------------------------------------------------
Stanley Klarenbeek              2,250        $23,063                    3,600/35,400(4)                $4,338/6,507
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

(1)  Price and number of shares adjusted for May 13, 1998 3 for 2 stock split.

(2) Value of unexercised options is calculated by determining the difference between the fair market value of the shares underlying the options at October 31, 1998 and the exercise price of the options.

(3) Consists of options to purchase 10,000 shares for serving on the Board of Directors, and 60,000 shares under the Company's 1994 Employees Incentive Stock Option Plan (the "1994 Plan").

(4)  Granted pursuant to the 1994 Plan.

DIRECTORS' COMPENSATION

     Directors receive annual directors' fees of $3,000 plus $800 per meeting attended (except for the Chairmen of the Compensation and Audit Committees, who are paid $1,000 per meeting attended). In addition, directors of the Company receive options to purchase an aggregate of 10,000 shares of the Company's Common Stock at a purchase price equal to the closing price of the Common Stock on the date of grant.

     The options are granted on the date a director is elected to the Board and vest and become exercisable over a five year period at the rate of twenty percent (20%) per year commencing one year from the date of grant. Mr. Terwilliger and Dr. Wanninger were granted their options under the Company's Outside Directors Stock Option Plan (the "Directors Plan") which provides formula grants of stock options to outside (non-employee) directors ("Outside Directors"). Options granted under the Directors Plan expire at the earlier of
(i) ten years from the date of grant, or (ii) one year after the Outside Director ceases to be a member of the Board.

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Roger T. Bredesen, its Chief Executive Officer, effective December 17, 1986, to serve in such capacity until terminated by one of the parties upon 90 days notice. Mr. Bredesen's annual base salary under the employment agreement is adjusted annually by the Compensation Committee of the Board of Directors (in 1998, Mr. Bredesen's base salary was $200,000). The employment agreement also establishes a ten year deferred compensation arrangement under which Mr. Bredesen began receiving payments in November 1996 and pursuant to which he received $67,494.00 for 1998.

     The Company entered into an employment agreement with Kenneth E. Overstreet, its President, effective May 10, 1989, to serve originally as its Executive Vice President until terminated by one of the parties. Mr. Overstreet's annual base salary under the employment agreement is adjusted annually by the Compensation Committee of the Board of Directors (in 1998, Mr. Overstreet's base salary was $180,000). The employment agreement also granted to Mr. Overstreet an option to purchase 40,000 shares of the Company's Common Stock at a purchase price of $3.00 per share, which was exercised during the Company's 1998 fiscal year. Mr. Overstreet has agreed not to compete with the Company for a period of two years after the termination of his employment.

     The Company and/or GFS have also entered into employment agreements with each of Mary Ann Morin, Don Dearborn and Stanley Klarenbeek, effective January 3, 1989, in the case of Ms. Morin and Mr. Dearborn, respectively, and May 1, 1990 in the case of Mr. Klarenbeek, to serve as officers of the Company and GFS (as appropriate) until terminated by one of the parties. Each officer's annual base salary under their respective employment agreements is adjusted annually by the Compensation Committee of the Board of Directors (in 1998, Ms. Morin's, Mr. Dearborn's and Mr. Klarenbeek's base salary was $90,000, $82,000 and $106,000, respectively). Under the employment agreements, each has agreed not to compete with the Company and/or GFS, as appropriate, for a period of two years after the termination of his or her employment.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     OVERVIEW, PHILOSOPHY AND OBJECTIVES

     The Compensation Committee of the Board of Directors, composed of three non-employee directors, is responsible for determining and periodically evaluating various levels and methods of compensating the Company's employees, directors and officers. The Committee recommends, on an annual basis, the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company. Such recommendations are then discussed by the Board of Directors, which is ultimately responsible for incentive compensation. The Committee also evaluates and oversees other, more broadly based benefit programs of the Company. The objective of the Compensation Committee is to establish a compensation program for executive officers that will motivate and retain management, recognize and reward individual performance, and align the financial interests of the executive officers with the success of the Company.

     EXECUTIVE OFFICER COMPENSATION

     The Company's executive officer compensation, including that of the Chief Executive Officer, consists of base salary, annual cash bonuses, long term incentive compensation in the form of stock options and other long term deferred compensation. Executive officers are also entitled to participate in various benefits offered to all of the Company's employees such as profit sharing plan contributions.

     BASE SALARY. The Compensation Committee meets in December of each year to recommend executive officer base salaries for the succeeding calendar year. Base salary decisions are based on what the Committee believes is reasonable in light of each executive's individual performance, the financial results of the Company for the preceding fiscal year, compensation paid to executive officers in prior years and compensation being paid to executive officers of companies similar (in terms of size, type of business, etc.) to the Company.

     ANNUAL CASH BONUS. In addition to base compensation, the Committee reviews an annual bonus pool pursuant to a formula (previously adopted by the Board) based on return on shareholders equity. For 1998, the pool consisted of 4.625% of the Company's fiscal year net income before taxes, profit sharing, bonus and deferred compensation up to 15% return on shareholders equity plus 8% of its net income above a 15% return on shareholder's equity. After calculating this amount, which for fiscal 1998 was an aggregate of $203,805, the Chief Executive Officer then divides this pool among the executive officers and other employees over a specified seniority level pursuant to a point system which allocates points among participants according to their level of responsibility. The Chief Executive Officer adds up the number of points assigned to all participants in the bonus pool and divides that total into the amount of the bonus pool yielding a bonus amount per point. For example, Kenneth E. Overstreet was allocated 2,881 points in fiscal 1998 and the least senior employee in the pool was allocated 82 points. All employees participating in the bonus program were allocated a total of 15,085 points, yielding a bonus amount per point of $13.51, which, in Mr. Overstreet's case, translated to a bonus of $38,924. The Committee has the discretion, which it has exercised in prior years, to adjust the aggregate amount of the bonus pool upwards or downwards.

     STOCK OPTION PLAN. The Company also grants stock options under the shareholder-approved 1994 Employees' Incentive Stock Option Plan to executive officers, key personnel and other employees as long term incentive compensation. Currently, 248,575 shares of common stock are reserved for issuance upon exercise of options granted under the Stock Option Plan (out of a total of 500,575 shares available under the Plan). Options are granted at prices equal to the fair market value of the Company's Common Stock on the date of grant. The Committee encourages the use of stock options as a component of compensation because it believes that options most closely tie executive officer compensation to the financial performance of the Company, as evidenced by its stock price. In fiscal 1998, the Company awarded no options to its executive officers.

     CHIEF EXECUTIVE OFFICER COMPENSATION.

     Roger Bredesen is the founder of the Company and has been its Chief Executive Officer since its inception in 1962. Mr. Bredesen's base salary for fiscal 1998 and 1997 was $200,000. Mr. Bredesen was granted a bonus of $25,000 in fiscal 1998, which bonus was subjectively determined and recommended by the Committee and not based on the annual bonus formula specified above. Mr. Bredesen also received an aggregate of $67,496 in deferred compensation pursuant to his employment agreement with the Company, which provides for payments to be paid over 10 years at a rate which is subject to adjustment annually based upon changes in the Consumer Price Index. Mr. Bredesen began receiving these payments in November 1996.

     The Compensation Committee will continue to evaluate the Company's executive officer compensation program to ensure that it continues to be reasonable, performance-based and consistent with the Company's overall compensation objectives.

                     SUBMITTED BY THE COMPENSATION COMMITTEE
                      OF THE COMPANY'S BOARD OF DIRECTORS:

                           John G. Mutschler, Chairman
                                   J.S. Braun
                               Roy W. Terwilliger


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION AND COMPENSATION DECISIONS

     As noted above, the Company's Compensation Committee consists of John G. Mutschler, Chairman, J.S. Braun and Roy W. Terwilliger. No executive officer of the Company is a member of the Compensation Committee.

COMPARATIVE STOCK PERFORMANCE

     The graph below compares the cumulative total shareholder return on the Company's Common Stock for the last five fiscal years with the cumulative total return of the Dow Jones Publishing Index (consisting of a group of 12 companies) (the "Industry Index") and the Nasdaq Stock Market (the "Nasdaq Index").



                                     [GRAPH]






                         10-93         10-94         10-95         10-96         10-97         10-98
Nasdaq                   $100          $100          $135          $160          $210          $235
NSCF                     $100          $109          $123          $133          $280          $170
Dow Jones
 Publishing Index        $100          $ 99          $117          $141          $187          $209

Assumes $100 invested in close of trading on the last trading day preceding the first day of the fifth preceding year in the Company's Common Stock, the Industry Index, and the Nasdaq Index. The cumulative total return assumes the reinvestment of dividends.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     To the knowledge of the Company, based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended October 31, 1998, pursuant to Rule 16(a)-3(e) of the Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and forms 5 and amendments thereto furnished to the Company with respect to its fiscal year ended October 31, 1998, no one failed to file, on a timely basis, such filings for the Company's 1998 fiscal year.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth as of January 1, 1999 the number of shares of Common Stock beneficially owned by each person known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Company's capital stock, by each director and by all executive officers and directors as a group. Except as otherwise indicated, the persons listed possess all voting and investment power with respect to the shares listed for them.

NAME AND ADDRESS                         AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP              PERCENT OF CLASS
-------------------                      --------------------              ---------------
Roger T. Bredesen                                211,698 Shares   (1)            7.5%
7130 Northland Circle North
Brooklyn Park, MN  55428

Roger T. Bredesen                                214,800 Shares                  7.6%
Income Trust A dated
June 29, 1990
E. Burke Hinds, Trustee
150 So. 5th Street, Suite 1800
Minneapolis, MN  55402

Roger T. Bredesen                                214,800 Shares                  7.6%
Income Trust B dated
June 29, 1990
Clarence J. Hynes, Trustee
1433 Utica Avenue So.
Minneapolis, MN  55416







E. Fay Bredesen Income Trust                     223,105 Shares                  7.9%
dated June 29, 1990
Wendall J. Davidson, Trustee
11931 54th Avenue So.
Minneapolis, MN  55442

E. Fay Bredesen 1996 Annuity                     168,997 Shares                  6.0%
Trust U/A dated December 20, 1996
E. Fay Bredesen and E. Burke
Hinds, Trustees
150 So. Fifth Street, Suite 1800
Minneapolis, MN  55402

E. Burke Hinds                                   428,140 Shares   (2)           15.2%
150 So. Fifth Street, Suite 1800
Minneapolis, MN  55402

John Mutschler                                     8,500 Shares   (3)               *
7130 Northland Circle North
Brooklyn Park, MN  55428

Kenneth E. Overstreet                            102,214 Shares   (4)            3.6%
7130 Northland Circle North
Brooklyn Park, MN  55428

J.S. Braun                                        13,999 Shares   (5)               *
7130 Northland Circle North
Brooklyn Park, MN  55428

Roy W. Terwilliger                                 6,000 Shares   (6)               *
7130 Northland Circle North
Brooklyn Park, MN  55428

Dr. Lester A. Wanninger                            4,000 Shares   (7)               *
7130 Northland Circle North
Brooklyn Park, MN  55428

All executive officers (4)
and directors as a group
(9 individuals)                                  404,284 Shares   (1, 3-8)      14.4%

--------------------------------
* Represents less than 1%

(1) Includes 44,343 shares held in an annuity trust, 8,156 shares in a revocable trust and 14,199 shares held in the Company's Profit Sharing Plan and Trust in a segregated directed account.
(2) Represents 214,800 shares beneficially owned by the Roger T. Bredesen Income Trust A dated June 29, 1990, 168,997 shares beneficially owned by the E. Fay Bredesen 1996 Annuity Trust U/A dated December 20, 1996 and 44,343 shares beneficially owned by the Roger T. Bredesen 1996 Annuity Trust U/A dated December 20, 1996, as to all of which trusts Mr. Hinds serves as trustee.
(3)  Includes 7,000 shares owned by Mr. Mutschler's spouse.
(4) Includes 58,998 shares issuable upon exercise of currently exercisable options and 3,216 shares held in the Company's Profit Sharing Plan in a segregated directed account.
(5) Includes 10,000 shares issuable upon exercise of currently exercisable options.
(6)  Consists of 6,000 shares issuable under currently exercisable options.
(7) Consists of 4,000 shares issuable upon exercise of currently exercisable options.
(8) Includes 19,800 shares issuable to three officers upon exercise of currently exercisable options.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of the report:

     1.   Financial Statements:

          All financial statements of the Company as set forth under Item 8 of this Report.

     2.   Financial Statement Schedules:

          The following financial statement schedules and opinion thereon are filed as a part of this Report:

          Financial Statement Schedule II-Valuation and Qualifying Accounts for the fiscal years ended October 31, 1998, 1997 and 1996, respectively.

     3.   Exhibits:

       Exhibit
       Number            Title                                                  Method of Filing
       -------           -----                                                  ----------------
          3.1            Restated Articles of Incorporation                          (1)
                         of the Company, as amended

          3.2            Restated and Amended Bylaws                                 (7)
                         of the Company

          4              Instruments defining rights of                              (1)
                         security holders


       Exhibit
       Number            Title                                                  Method of Filing
       -------           -----                                                  ----------------


          10.1           Employment Agreement of Roger                               (1)
                         Bredesen

          10.1(a)        Employment Agreement, dated May 10,
                         1989, of Kenneth E. Overstreet                              (1)

          10.3           Northstar Computer Forms, Inc.                              (1)
                         Deferred Compensation Plan for
                         Officers of the Company

          10.4           Northstar Computer Forms, Inc.                              (1)
                         Amended and Restated Employees'
                         Profit Sharing Plan and Trust

          10.4.1         Amendment to Northstar Computer                             (2)
                         Forms, Inc. Amended and Restated
                         Employees' Profit Sharing Plan

          10.4.2         General Financial Supply, Inc.                              (2)
                         Amended and Restated Employees'
                         Profit Sharing Plan and Trust

          10.6           Milwaukee, Wisconsin Lease                                  (1)

          10.6(a)        Fifth and Sixth Addendums dated                             (4)
                         March 10, 1994 and December 13,
                         1994, respectively, to Milwaukee,
                         Wisconsin Lease

          10.7           Bridgewater, Virginia Lease,                                (7)
                         dated March 10, 1997

          10.12          1994 Employees' Incentive                                   (3)
                         Stock Option Plan

          10.12(a)       First Amendment to 1994 Employees'                          (7)
                         Incentive Stock Option Plan

          10.16          Loan Agreement between Brooklyn                             (4)
                         Park Economic Development Authority
                         and the Company dated August 1, 1994



       Exhibit
       Number            Title                                                  Method of Filing
       -------           -----                                                  ----------------

          10.17          Indenture of Trust between Brooklyn                         (4)
                         Park Economic Development Authority
                         and First Trust National Association
                         dated August 1, 1994

          10.18          Reimbursement Agreement between First                       (4)
                         Bank National Association and the
                         Company dated August 1, 1994

          10.19          First Bank National Association                             (4)
                         Initial Letter of Credit dated
                         August 25, 1994

          10.20          Northstar Computer Forms Outside                            (5)
                         Directors Stock Option Plan

          10.22          Equipment Lease Agreement effective                         (7)
                         as of July 16, 1997 between Northstar
                         Computer Forms, Inc. and Deluxe
                         Financial Services, Inc.

          10.23          Sublease dated January 31, 1997 between                     (7)
                         Northstar Financial Forms, Inc., as sublessee,
                         and Deluxe Corporation, as sublessor, under
                         a Master Lease dated September 24, 1993
                         between St. Paul Properties, Inc., as lessor,
                         and Deluxe Corporation, as sublessee

          10.24          Lease effective August 22, 1997, by and                     (7)
                         between Northstar Computer Forms, Inc.,
                         as tenant, and Roger T. Bredesen and
                         E. Fay Bredesen as trustees under certain
                         revocable trusts

          10.25          Employment Agreement, dated January                         (7)
                         3, 1989 between Northstar Computer Forms,
                         Inc. and Mary Ann Morin


       Exhibit
       Number            Title                                                  Method of Filing
       -------           -----                                                  ----------------

          10.26          Employment Agreement, dated January                         (7)
                         3, 1989 between General Financial Supply,
                         Inc. and Don Dearborn

          10.27          Employment Agreement, dated May 1, 1990,                    (7)
                         between General Financial Supply, Inc.
                         and Stan Klarenbeek

          10.28          Lease, dated May 1, 1998, by and between               Filed herewith
                         Sun River Properties, Inc., and Northstar
                         Computer Forms, Inc., relating to the
                         Company's Golden, Colorado, facility

          10.29          Customer Alliance Agreement, dated                     Filed herewith
                         November 5, 1998, by and between
                         Northstar Computer Forms, Inc.,
                         and NCR Corporation

          13             Annual Report to Shareholders                          Filed herewith
                         (only those portions specifically
                         incorporated by reference herein shall be
                         deemed filed with the Commission)

          22             Subsidiaries of the Company                                 (1)

          23.1           Consent of PricewaterhouseCoopers L.L.P.               Filed herewith

          27             1998 Fiscal Year End Financial Data                    Filed herewith
                         Schedules

          99             Cautionary Statement Relating to                       Filed herewith
                         Forward-Looking Information


---------------------------------
(1) Exhibits so marked were filed with the Securities and Exchange Commission on May 7, 1991, as exhibits to the Form 10 of Northstar Computer Forms, Inc., and are incorporated herein by reference and made a part hereof.
(2) Exhibits so marked were filed with the Securities and Exchange Commission on January 27, 1993, as exhibits to the Form 10-KSB of Northstar Computer Forms, Inc., and are incorporated herein by reference and made a part hereof.
(3) Exhibits so marked were filed with the Securities and Exchange Commission on January 25, 1994, as exhibits to the Form 10-KSB of Northstar Computer Forms, Inc., and are incorporated herein by reference and made a part hereof.

(4) Exhibits so marked were filed with the Securities and Exchange Commission on January 27, 1995, as exhibits to the Form 10-KSB of Northstar Computer Forms, Inc., and are incorporated herein by reference and made a part hereof.
(5) Exhibits so marked were filed with the Securities and Exchange Commission on June 14, 1995, as exhibits to the Form 10-QSB of Northstar Computer Forms, Inc., and are incorporated herein by reference and made a part hereof.
(6) Exhibits so marked were filed with the Securities and Exchange Commission on January 29, 1997, as exhibits to the Form 10-KSB of Northstar Computer Forms, Inc., and are incorporated herein by reference and made a part hereof.
(7) Exhibits so marked were filed with the Securities and Exchange Commission on January 29, 1998, as exhibits to the Form 10-KSB of Northstar Computer Forms, Inc., and are incorporated herein by reference and made a part hereof.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (d) FINANCIAL STATEMENT SCHEDULES.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
To the Stockholders and Board of Directors of Northstar Computer Forms, Inc.

Our report on the consolidated financial statements of Northstar Computer Forms, Inc. and Subsidiary has been incorporated by reference in this Form 10-K from (printed) page 22 of the 1998 Annual Report to Stockholders of Northstar Computer Forms, Inc. and Subsidiary. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included in Item 14(d) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                              PricewaterhouseCoopers LLP



Minneapolis, Minnesota
December 23, 1998

                                  SCHEDULE II
                 NORTHSTAR COMPUTER FORMS, INC. AND SUBSIDIARY
                       VALUATION AND QUALIFYING ACCOUNTS


                                             Column B       Column C - Additions                  Column E
                                             --------       --------------------                  --------
              Column A                      Balance at    Charged to   Charged to    Column D    Balance at
              --------                     beginning of    costs and      other      --------      end of
            Descriptions                      period       expenses     accounts    Deductions     period
            ------------                   ------------   ----------   ----------   ----------   ----------
Year ended October 31, 1996
  Allowance for doubtful accounts .......   $ 109,000      $ 68,260     $     -      $ 33,260    $ 144,000

Year ended October 31, 1997
  Allowance for doubtful accounts .......     144,000       172,319           -        22,319      294,000

Year ended October 31, 1998
  Allowance for doubtful accounts .......     284,000       (68,517)          -        87,483      138,000


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTHSTAR COMPUTER FORMS, INC.

                                  By: /s/ Mary Ann Morin
                                      -------------------------------
                                      Mary Ann Morin, Treasurer
                                      and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Roger T. Bredesen                                   1/23/99
-----------------------------------------               --------
Roger T. Bredesen, Chairman of the Board,               Date
President and Chief Executive Officer


/s/ John Mutschler                                      1/23/99
-----------------------------------------               --------
John Mutschler, Director                                Date


/s/ Kenneth E. Overstreet                               1/23/99
-----------------------------------------               --------
Kenneth E. Overstreet, Director                         Date


/s/ J.S. Braun                                          1/23/99
-----------------------------------------               --------
J. S. Braun, Director                                   Date


/s/ Roy W. Terwilliger                                  1/23/99
-----------------------------------------               --------
Roy W. Terwilliger, Director                            Date


/s/ Dr. Lester A. Wanninger                             1/23/99
-----------------------------------------               --------
Dr. Lester A. Wanninger, Director                       Date