Form 10-Q
period 1999-01-31
NORTHSTAR COMPUTER FORMS INC/MN
filed 1999-03-12
CIK 873082

                      Securities and Exchange Commission
                            Washington, D.C. 20549
                                  Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 1999
                                 ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    -------------

Commission file number  0-19056
                        -------

                        Northstar Computer Forms, Inc.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Minnesota                                         41-0882640
-----------------------------                    -------------------------------
(State of other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   Numbers)

7130 Northland Circle North   Brooklyn Park, Minnesota        55428
------------------------------------------------------      ---------
(Address or Principal Executive Offices)                     Zip Code

Registrant's telephone number, including area code   (612) 531-7340
                                                     --------------

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
                                          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at March 5, 1999
               -----                    ----------------------------
     Common Stock, $ .05 par value            2,728,586 Shares

Part 1. Financial Information
Item 1. Financial Statements


                        NORTHSTAR COMPUTER FORMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                                           January 31,      October 31,
                                                                        1999 (Unaudited)       1998
                                                                        ----------------   -------------
              ASSETS

Current assets:
   Cash and cash equivalents                                             $  4,053,772       $  4,162,845
   Accounts receivable, less
      allowance for doubtful accounts
      of $149,000 at January 31, 1999 and $138,000 at October 31, 1998      5,646,989          4,936,112
   Inventories                                                              2,207,624          2,245,338
   Other current assets                                                       907,917            687,769
   Deferred income taxes                                                      253,156            255,656
                                                                         ------------       ------------

          Total current assets                                             13,069,458         12,287,720
                                                                         ------------       ------------

Property, plant and equipment                                              30,975,417         30,433,014

Less accumulated depreciation and
   amortization                                                           (16,874,808)        (16,279,745)
                                                                         ------------       ------------

         Net property, plant and equipment                                 14,100,609         14,153,269
                                                                         ------------       ------------

Notes receivable, less current portion                                        155,426            161,573
Goodwill, net                                                               1,505,916          1,556,293
Other assets, net                                                           1,277,197          1,292,817
                                                                         ------------       ------------

          Total assets                                                   $ 30,108,606       $ 29,451,672
                                                                         ------------       ------------
                                                                         ------------       ------------


                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                        NORTHSTAR COMPUTER FORMS, INC.


                                                                           January 31,      October 31,
                                                                        1999 (Unaudited)       1998
                                                                        ----------------   -------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                     $  1,385,000       $  1,385,000
   Accounts payable                                                         2,203,814          1,316,878
   Accrued liabilities                                                      1,346,852          1,927,671
                                                                         ------------       ------------

        Total current liabilities                                           4,935,666          4,629,549

Deferred compensation                                                         731,660            738,845
Deferred income taxes                                                       1,612,133          1,526,633
Long-term debt, less current portion                                        3,683,050          3,945,550

Commitments

Stockholders' equity:
   Common stock, $  .05 par value
      authorized, 5,000,000 shares; issued
      and outstanding, 2,728,585 at January 31, 1999
      and 2,714,436 at October 31, 1998                                       136,429            135,722
   Additional paid-in capital                                               2,734,289          2,671,492
   Retained earnings                                                       16,275,379         15,803,881
                                                                         ------------       ------------

        Total stockholders' equity                                         19,146,097         18,611,095
                                                                         ------------       ------------

        Total liabilities and stockholders' equity                       $ 30,108,606       $ 29,451,672
                                                                         ------------       ------------
                                                                         ------------       ------------


                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                        NORTHSTAR COMPUTER FORMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)


                                                                               Three Months Ended
                                                                                   January 31
                                                                             1999               1998
                                                                             ----               ----
Net sales                                                                $ 10,643,618       $ 10,608,027

Cost of goods sold                                                          7,916,249          7,747,106
                                                                         ------------       ------------

   Gross profit                                                             2,727,369          2,860,921

Selling, general and
  administrative expenses                                                   1,945,720          1,936,854
                                                                         ------------       ------------
      Operating income                                                        781,649            924,067

Other income (expense):
   Interest expense                                                           (92,020)          (209,577)
   Other, net, principally
      interest income                                                          70,869             77,085
                                                                         ------------       ------------
                                                                              (21,151)          (132,492)
                                                                         ------------       ------------

        Earnings Before income taxes                                          760,498            791,575

Provision for income taxes                                                    289,000            297,000
                                                                         ------------       ------------

Net earnings                                                             $    471,498       $    494,575
                                                                         ------------       ------------

   Net earnings per common share:
      Basic                                                              $       0.17       $       0.19
                                                                         ------------       ------------
      Diluted                                                            $       0.17       $       0.18
                                                                         ------------       ------------

Dividends declared per
   common share                                                          $        -         $        -
                                                                         ------------       ------------
                                                                         ------------       ------------


                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                        NORTHSTAR COMPUTER FORMS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
             for the three months ended January 31, 1999 and 1998


                                                                              1999               1998
                                                                              ----               ----
Cash flows from operating activities:
   Net earnings                                                           $   471,498         $    494,575
   Adjustments to reconcile net earnings to
         net cash provided by operating activities
      Depreciation                                                            646,577              644,139
      Amortization                                                             95,597               71,151
      Provision for losses on receivables                                      13,800               13,800
      Gain on sale of equipment                                                (7,900)             (10,662)
      Changes in certain operating assets and liabilities                    (359,762)          (1,003,772)
                                                                          -----------         ------------

Net cash provided by operating activities                                     859,810              209,231
                                                                          -----------         ------------

Cash flows from investing activities:
   Capital expenditures and equipment deposits                               (599,617)            (762,487)
   Capitalized computer software costs                                            -               (229,261)
   Proceeds from sale of equipment                                             13,600               13,000
   Notes receivable repayments                                                  6,147              540,619
                                                                          -----------         ------------

Net cash used in investing activities                                        (579,870)            (438,129)
                                                                          -----------         ------------

Cash flows from financing activities:
   Dividends paid                                                            (190,017)            (176,147)
   Principal payments on long-term debt                                      (262,500)          (1,187,500)
   Stock options exercised                                                     63,504               20,554
                                                                          -----------         ------------
Net cash used in financing activities                                        (389,013)          (1,343,093)
                                                                          -----------         ------------

Net decrease in cash and cash equivalents                                    (109,073)          (1,571,991)

Cash and cash equivalents at beginning of period                            4,162,845            5,317,881
                                                                          -----------         ------------

Cash and cash equivalents at end of period                                $ 4,053,772         $  3,745,890
                                                                          -----------         ------------
                                                                          -----------         ------------

Supplemental disclosure of cash flow:
   Cash paid during the period for:
      Income taxes                                                        $    56,000         $  1,103,250
      Interest                                                                 71,300              209,577


                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                        NORTHSTAR COMPUTER FORMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               January 31, 1999

1.   Basis of Presentation

     The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by Northstar Computer Forms, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

     The unaudited condensed consolidated financial statements presented herein as of January 31, 1999, and for the three months ended January 31, 1999 and 1998 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

     At January 31, 1999 and 1998, 39,000 and 9,000 outstanding options were excluded from the computation of diluted earnings per share for the respective quarter because the option's exercise price was greater than the average market price of the Company's common shares.

     For all periods presented, the weighted average common and common equivalent shares outstanding are as follows:

                                       For the three months ended January 31,
                                                    (Unaudited)
                                          1999                     1998
                                          ----                     ----
     Weighted average common
       shares outstanding               2,719,103                2,642,819

     Common equivalent shares
         outstanding:
             Option equivalents            99,325                  239,024
                                        ---------                ---------
     Weighted average common
         and common equivalent shares
          outstanding                   2,818,428                2,881,843
                                        ---------                ---------
                                        ---------                ---------

3.   At January 31, 1999 and 1998, inventories consisted of the following:

                                               January 31
                                          1999           1998
                                          ----           ----
     Raw materials                     $1,396,597     $1,394,156
     Work in process                      477,183        598,846
     Finished goods                       333,844        252,336
                                       ----------     ----------
                                       $2,207,624     $2,245,338
                                       ----------     ----------
                                       ----------     ----------

4.   New Accounting Pronouncements

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," a new standard requiring the reporting and display of "Comprehensive Income" (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investment by owners and distributions to owners) and its components in a full-set of
     general-purpose financial statements.   In the fiscal years 1999 and 1998,
     the Company did not have any changes in equity from nonowner sources.

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

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is reviewing the requirements of the SOP and does not expect it to significantly change its current accounting for software costs. SOP-98-1 is required to be adopted by the Company for its fiscal year 2000.

4.   Subsequent Event

     On February 5, 1999, the Company's Board of Directors (Board) approved an amendment to the Outside Directors Stock Option Plan to permit the granting of additional options to directors and to add an additional 100,000 shares to the plan. This amendment is subject to shareholders' approval at the April 8, 1999 annual meeting. Contingent upon approval of the amendment, the Compensation Committee of the Board granted options for 10,000 shares each to the four outside directors.

     On February 5, 1999 the Board also granted 100,700 options under the Company's Incentive Stock Option Plan. Key employees were granted options for 56,000 shares and all other employees were granted an option for 100 shares each.

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


In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risks and uncertainties. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. This list is not intended to present an all-inclusive list of such factors.

     - Loss of one or more major customers due to bank consolidations or other reasons,
     - Rise in paper prices which outpaces the Company's ability to pass the increase onto its customers,
     - Inability to extend existing contracts or successfully negotiate new contracts,
     - Technological obsolescence of the Company's products or manufacturing equipment,
     -    Contracting market for traditional business forms products,
     - Competition from large national manufacturers of internal bank forms and custom business forms.

                                                           Three Months Ended January 31
                                                   Percentage of Net Sales     Increase (Decrease)
                                                   -----------------------     -------------------
                                                      1999          1998          1999 vs. 1998
                                                      ----          ----          -------------

 Net Sales.................................            100.0  %      100.0  %           .3  %
 Cost of Goods Sold........................             74.4          73.0             2.2
                                                       -------       -------          ------
 Gross Profit .............................             25.6          27.0            (4.7)
                                                       -------       -------          ------
 Selling, General and
   Administrative Expenses.................             18.3          18.3              .5
                                                       -------       -------          ------
 Operating Income..........................              7.3           8.7           (15.4)

 Net Earnings..............................              4.4           4.7            (4.7)
                                                       -------       -------          ------

The following table sets forth unaudited net sales information for the periods indicated for internal bank forms, custom business forms and consolidated net sales of the Company.

                       INTERNAL                      CUSTOM             CONSOLIDATED
                      BANK FORMS          %      BUSINESS FORMS     %       SALES
                      ----------          -      --------------     -     --------
Current Quarter
     1999            $ 7,225,903         68        $3,417,715      32   $10,643,618
     1998              7,455,284         70         3,152,743      30    10,608,027

Change                  (229,381)                     264,972                35,591
Percentage Change         ( 3.1%)                        8.4%                  0.3%

RESULTS OF OPERATIONS

NET SALES. Net sales for the first quarter of 1999 remained relatively flat compared to the first quarter of 1998. However, as the sales mix shows, internal bank forms decreased $229,381 or 3.1%. The sales decrease occurred within the Northstar Financial Forms division which had several sales contracts which expired in the second and third quarter of 1998 and were not renewed. The other internal bank forms operations had a sales increase of approximately 9% for the quarter with no significant change in product mix, sales prices or customer base. The custom business forms sales increase is due to a new negotiable document product line for an existing customer. Sales fluctuations were driven primarily by volume and mix changes as sales prices remained relatively constant.

GROSS PROFIT. Gross profit was $2,727,369 for the first quarter of 1999 compared to $2,860,921 for the first quarter of 1998, a decrease of $133,552. As a percent of sales, gross profit was 25.6% in the first quarter of 1999 compared to 27.0% in the first quarter of 1998. The Company was able to maintain material costs, indirect labor and benefits, variable costs and fixed costs at the same percentage of sales. However direct labor costs increased approximately 10% as new employees were added to train for the anticipated increased business as discussed in the "Outlook" section.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased minimally, and remained constant at 18.3% of net sales.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense which decreased $117,557 in 1999 due to debt repayments.

PROVISION FOR IN INCOME TAXES. The provision for income taxes remained constant at 38% for 1999 consistent with the first quarter of 1998.

EARNINGS. Earnings before income taxes were $760,498 or 7.1 percent of net sales in 1999 compared with $791,575 or 7.5 percent of net sales in the first quarter of 1998. Net earnings were $471,498 ($0.17 per diluted share)in 1999 compared to $494,575 ($0.18 per diluted share) in 1998.

FINANCIAL CONDITION AND LIQUIDITY

LONG-TERM DEBT. The Company's long-term debt consists of a term loan and Industrial Development Revenue Bonds. The term loan principal is payable in quarterly installments and from annual excess cash flow as defined in the Loan Agreement with any remaining principal balance due on July 31, 2003. The bonds require annual principal payments and interest at a variable rate based upon comparable tax-exempt issues. Both the term loan and the bonds specify limits on capital expenditures and dividends as well as specify working capital, net worth and certain financial ratios that the Company must maintain.

LIQUIDITY. Cash provided by operations was $859,810 for the first quarter of 1999, compared to $209,231 in the first quarter of 1998. Working capital was $8.1 million on January 31, 1999 compared to $7.7 million on October 31, 1998.

During the quarter ended January 31, 1999, the Company continued to expand its manufacturing capacity by the acquisition of $599,617 in equipment compared to capital expenditures of $991,748 for equipment and computer software for the first quarter of 1998. The Company anticipates that total equipment and computer software expenditures for 1999 will approximate $2,100,000.

If necessary to finance operations, the Company has a $1.5 million line of credit at an interest rate equal to the bank's reference rate. The Company did not have to utilize this line of credit during 1999 or 1998. The Company believes its existing financial resources are adequate to fund its 1999 operations, including capital expenditures and dividend payments, and foresees no events or uncertainties that are likely to have a material impact on its liquidity.

OUTLOOK. Merger and acquisition activity in the banking industry remains extremely strong at this time. Banks generally consolidate their purchasing of internal bank forms with one supplier. Therefore, the Company could obtain or lose a significant customer or numerous smaller customers as this consolidation
activity continues.   The Company continues to work to stabilize and increase
its customer base. During the third quarter of 1998, the Company was able to obtain three new large-volume internal bank form customers which are expected to positively impact sales in 1999. In addition, to increase and improve market penetration in the internal bank forms market, the Company has developed additional distribution channels by forming two new strategic alliances with other companies in the financial forms industry. Sales with one of these partners began slowly but are now increasing monthly. Sales with the second alliance depends on the partner's ability to sell internal bank forms as ancillary products used in the equipment it sells to the banking industry. In January 1999, the Company signed a new contract to manufacture negotiable documents for its largest customer. The new contract is for a four-year term with additional sales from a new product line estimated at $3.5 million annually. The Company also has a proposal pending for one other new negotiable document contract and has begun producing a new line of custom business forms for a current customer.

Paper price changes, sales volume changes and sales mix changes are three factors with a significant effect on the Company's gross profit. The Company expects the paper industry to increase prices in 1999, but at this time expects to be able to pass these paper price increases onto its customers. During the remainder of 1999, sales volumes are expected to increase in both custom business forms and internal bank forms. Based upon these expectations, the Company expects the gross profit for the balance of 1999 to exceed the 1998 gross profit in total and as a percentage of sales.

The Company does not anticipate significant change in selling, general and administrative costs for 1999. Based on the projected increase in sales volume, these costs are expected to decrease as a percentage of sales in 1999.

The outlook for the Company has been positively affected by the internal bank forms computer system which the Company developed and installed in the first location in the last quarter of 1997. This system has been continually enhanced and is now installed in all of the Company's internal bank forms production facilities. The last installation was completed in February 1999. The integrated computer system is already increasing operating efficiencies within the internal bank forms plants by streamlining order processing, enhancing equipment utilization and improving billing and reporting capabilities.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," a new standard requiring the reporting and display of "Comprehensive Income" (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investment by owners and distributions to owners) and its components in a full-set of general-purpose financial statements. In the three month period ended January 31, 1999, and in fiscal year 1998, the Company did not have any changes in equity from nonowner sources.

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," a new standard for reporting information about operating or business segments in financial statements. The new standard will be effective for the Company's annual financial statements in fiscal year 1999. The Company has not determined what impact, if any, this new standard will have on its reporting of segment information.

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

READINESS FOR YEAR 2000.

STATE OF READINESS. The Company's Y2K Plan is focused on assessing and ensuring compliance of its hardware, operating systems, software applications and custom applications. Additionally, the Company is reviewing the Year 2000 compliance status of its customers, vendors and other service providers.

HARDWARE, OPERATING SYSTEMS AND SOFTWARE APPLICATIONS. The Company is in the process of completing its assessment of its hardware, operating systems and software applications. The Company estimates that 80% of its hardware, operating systems and software applications have been upgraded for Y2K compliance or have been certified internally or through the appropriate vendor to be compliant. The Company expects any remaining upgrades required to be completed by August 31, 1999. Projected expenditures are included in the 1999 proposed capital expenditure budget.

THIRD PARTY RELATIONSHIPS. The Company is communicating with vendors, customers and other business partners to determine their Y2K compliance. The Company anticipates that this will be complete by July 1999.

COST AND CONTINGENCY PLANS.   Although the ultimate cost of attaining Year 2000
compliance is not fully known at this time, management's best estimate is that the external costs will not be material. These costs will be funded from operations. In the event the Company needs to devote more resources to the process, additional costs may be incurred. Such a situation could have a materially adverse effect on the Company's financial condition and results of operations. To date, the Company has not developed any detailed contingency plans. To the extent that the Company identifies Year 2000 compliance issues that cannot be addressed on a timely basis, it will seek to develop appropriate contingency plans in order to mitigate its risk.

                           NORTHSTAR COMPUTER FORMS, INC.

                            PART II. - OTHER INFORMATION


Item 6.   A.   Exhibits

               10.30 Northstar Computer Forms Inc, Amended and Restated Outside Directors Stock Option Plan.

               10.31 MICR Forms Agreement between Travelers Express Company, Inc. and Northstar Computer Forms, Inc.

          B.   Reports on Form 8K - None.

None of the other items contained in Part II of Form 10-Q is applicable to the Company for the quarter ended January 31, 1999.

                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Northstar Computer Forms, Inc.
                                     (Registrant)




Date:       March 10, 1999                     By:         Mary Ann Morin
       -----------------------                     ----------------------------
                                                           Mary Ann Morin
                                                     Chief Financial Officer
                                                   (Principal Financial Officer)