Form 10-Q
period 1999-04-30
NORTHSTAR COMPUTER FORMS INC/MN
filed 1999-06-10
CIK 873082

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   APRIL 30, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______

Commission file number  0-19056
                       ---------

                         Northstar Computer Forms, Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                        41-0882640
-------------------------------                  -------------------------------
(State of other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                  Numbers)

7130 Northland Circle North     Brooklyn Park, Minnesota                 55428
--------------------------------------------------------               ---------
(Address or Principal Executive Offices)                                Zip Code

Registrant's telephone number, including area code   (612) 531-7340
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
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                     Outstanding at June 2, 1999
           -----                                     ---------------------------

Common Stock, $ .05 par value                              2,731,286 Shares

Part 1.   Financial Information
Item 1.  Financial Statements


                         NORTHSTAR COMPUTER FORMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                          April 30,          October 31,
                                                                       1999 (Unaudited)          1998
                                                                      -------------------  -----------------
              ASSETS

Current assets:
   Cash and cash equivalents                                           $       4,117,701    $     4,162,845
   Accounts receivable, less
      allowance for doubtful accounts
      of $161,000 at April 30, 1999 and $138,000 at October 31, 1998           5,926,377          4,936,112
   Inventories                                                                 2,069,519          2,245,338
   Other current assets                                                          489,698            687,769
   Deferred income taxes                                                         263,256            255,656
                                                                      -------------------  -----------------

          Total current assets                                                12,866,551         12,287,720
                                                                      -------------------  -----------------

Property, plant and equipment                                                 31,399,081         30,433,014

Less accumulated depreciation and
   amortization                                                              (17,524,100)       (16,279,745)
                                                                      -------------------  -----------------

         Net property, plant and equipment                                    13,874,981         14,153,269
                                                                      -------------------  -----------------

Notes receivable, less current portion                                           111,618            161,573
Goodwill, net                                                                  1,455,539          1,556,293
Other assets, net                                                              1,268,589          1,292,817
                                                                      -------------------  -----------------

          Total assets                                                 $      29,577,278    $    29,451,672
                                                                      -------------------  -----------------
                                                                      -------------------  -----------------


         See accompanying notes to unaudited Condensed Consolidated
                             Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.

                                                                      April 30,             October 31,
                                                                  1999 (Unaudited)             1998
                                                                ---------------------   --------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                             $         1,385,000     $        1,385,000
   Accounts payable                                                        1,921,359              1,316,878
   Accrued liabilities                                                     1,719,327              1,927,671
                                                                ---------------------   --------------------

        Total current liabilities                                          5,025,686              4,629,549

Deferred compensation                                                        760,827                738,845
Deferred income taxes                                                      1,697,633              1,526,633
Long-term debt, less current portion                                       2,420,550              3,945,550

Commitments

Stockholders' equity:
   Common stock, $ .05 par value
      authorized, 5,000,000 shares; issued
      and outstanding, 2,730,986 at April 30, 1999
      and 2,714,436 at October 31, 1998                                      136,549                135,722
   Additional paid-in capital                                              2,754,497              2,671,492
   Retained earnings                                                      16,781,536             15,803,881
                                                                ---------------------   --------------------

        Total stockholders' equity                                        19,672,582             18,611,095
                                                                ---------------------   --------------------

        Total liabilities and stockholders' equity               $        29,577,278     $       29,451,672
                                                                ---------------------   --------------------
                                                                ---------------------   --------------------


         See accompanying notes to unaudited Condensed Consolidated
                             Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                               Three Months Ended                Six Months Ended
                                                    April 30                         April 30
                                             1999             1998             1999             1998
                                             ----             ----             ----             ----
Net sales                                $ 11,878,269     $ 10,753,943     $ 22,521,887     $ 21,361,970

Cost of goods sold                          8,492,505        7,792,827       16,408,754       15,539,933
                                         ------------     ------------     ------------     ------------

   Gross profit                             3,385,764        2,961,116        6,113,133        5,822,037

Selling, general and
  administrative expenses                   2,142,427        2,092,199        4,088,147        4,029,053

                                         ------------     ------------     ------------     ------------
      Operating income                      1,243,337          868,917        2,024,986        1,792,984

Other income (expense):
   Interest expense                           (76,202)        (172,125)        (168,222)        (381,702)
   Other, net, principally
      interest income                          21,691           55,775           84,660          122,198
   Gain (loss)on sale of assets                                (33,394)           7,900          (22,732)
                                         ------------     ------------     ------------     ------------
                                              (54,511)        (149,744)         (75,662)        (282,236)
                                         ------------     ------------     ------------     ------------

        Earnings before income taxes        1,188,826          719,173        1,949,324        1,510,748

Provision for income taxes                    491,500          277,000          780,500          574,000
                                         ------------     ------------     ------------     ------------

Net earnings                             $    697,326     $    442,173     $  1,168,824     $    936,748
                                         ------------     ------------     ------------     ------------

Net earnings per common share:
      Basic                              $       0.26     $       0.17     $       0.43     $       0.35
                                         ------------     ------------     ------------     ------------
      Diluted                            $       0.25     $       0.15     $       0.41     $       0.33
                                         ------------     ------------     ------------     ------------

Dividends declared per
   common share                          $       0.07     $      0.066     $       0.07     $      0.066
                                         ------------     ------------     ------------     ------------
                                         ------------     ------------     ------------     ------------


         See accompanying notes to unaudited Condensed Consolidated
                             Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                for the six months ended April 30, 1999 and 1998

                                                                        1999                      1998
                                                                        ----                      ----
Cash flows from operating activities:
   Net earnings                                                    $     1,168,824           $       936,748
   Adjustments to reconcile net earnings to
         net cash provided by operating activities
      Depreciation                                                       1,307,642                 1,257,370
      Amortization                                                         191,186                   155,627
      Provision for losses on receivables                                   27,600                    27,600
      Loss (gain) on sale of equipment                                      (7,900)                   22,732
      Deferred income taxes                                                163,400                    72,430
      Changes in certain operating assets and liabilities                 (289,613)                  105,784
                                                                  -----------------         -----------------

Net cash provided by operating activities                                2,561,139                 2,578,291
                                                                  -----------------         -----------------

Cash flows from investing activities:
   Capital expenditures and equipment deposits                          (1,035,054)               (1,061,357)
   Capitalized computer software costs                                                              (229,261)
   Proceeds from sale of equipment                                          13,600                    53,000
   Notes receivable repayments                                              46,356                   583,814
                                                                  -----------------         -----------------

Net cash used in investing activities                                     (975,098)                 (653,804)
                                                                  -----------------         -----------------

Cash flows from financing activities:
   Principal payments on long-term debt                                 (1,525,000)               (3,375,000)
   Dividends paid                                                         (190,017)                 (176,147)
   Stock options exercised                                                  83,832                    68,303
                                                                  -----------------         -----------------

Net cash used in financing activities                                   (1,631,185)               (3,482,844)
                                                                  -----------------         -----------------

Net decrease in cash and cash equivalents                                  (45,144)               (1,558,357)

Cash and cash equivalents at beginning of period                         4,162,845                 5,317,881
                                                                  -----------------         -----------------

Cash and cash equivalents at end of period                         $     4,117,701           $     3,759,524
                                                                  -----------------         -----------------
                                                                  -----------------         -----------------

Supplemental disclosure of cash flow:
   Cash paid during the period for:
      Income taxes                                                 $        57,500           $     1,278,000
      Interest                                                             161,249                   381,959



         See accompanying notes to unaudited Condensed Consolidated
                             Financial Statements

                           NORTHSTAR COMPUTER FORMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   April 30, 1999

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

     The unaudited condensed consolidated financial statements presented herein as of April 30, 1999, and for the three and six months ended April 30, 1999 and 1998 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   Earnings per share

     Net earnings per share (EPS) for all periods presented have been computed by dividing net earnings by the weighted average number of common shares outstanding (basic EPS) and by the weighted average number of common and common equivalent shares outstanding (diluted EPS). The Company's common equivalent shares consist of stock options when their effect is dilutive.

     The outstanding options excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common shares for the three and six month periods ended April 30, 1999, were 39,000 and 178,600, respectively. For the three and six month periods ended April 30, 1998, exercise prices on outstanding stock options did not exceed the average market price of the Company's common stock. Therefore, for 1998, all outstanding options were included in the computations of diluted EPS.

     For all periods presented, the weighted average common and common equivalent shares outstanding are as follows:

                                        Page 7

                                   For the three months            For the six months
                                      ended April 30,                ended April 30

                                   1999           1998           1999           1998
                                   ----           ----           ----           ----
     Weighted average common
       shares outstanding        2,729,386      2,648,457      2,724,244      2,645,884

     Common equivalent shares
        outstanding:
           Option equivalents      103,234        230,631         98,706        230,631
                                 ---------      ---------      ---------      ---------

     Weighted average common
        and common equivalent
           shares outstanding    2,832,620      2,879,088      2,822,950      2,876,515
                                 ---------      ---------      ---------      ---------
                                 ---------      ---------      ---------      ---------


3. At April 30, 1999 and October 31, 1998, inventories consisted of the following:

                                         April 30           October 31
                                           1999                1998
                                           ----                ----
     Raw materials                      $1,310,636          $1,394,156
     Work in process                       565,434             598,846
     Finished goods                        193,449             252,336
                                        ----------          ----------
                                        $2,069,519          $2,245,338
                                        ----------          ----------
                                        ----------          ----------

4.   New Accounting Pronouncements

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," a new standard requiring the reporting and display of "Comprehensive Income" (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investment by owners and distributions to owners) and its components in
     a full set of general-purpose financial statements.   In the fiscal
     years 1999 and 1998, the Company did not have any changes in equity from nonowner sources.

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

5.   Long Term Debt

     During the second quarter ended April 30, 1999, the Company made an additional principal payment of $1,000,000 in excess of the scheduled principal payment due under the term loan.

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

                                             Three Months Ended April 30
                                       Percentage of Net Sales       Increase
                                       -----------------------       --------
                                         1999           1998       1999 vs. 1998
                                         ----           ----       -------------
Net Sales. . . . . . . . . . . . .      100.0 %        100.0 %             10.5 %
Cost of Goods Sold . . . . . . . .       71.5           72.5                9.0
                                     --------       --------     --------------
     Gross Profit. . . . . . . . .       28.5           27.5               14.3
                                     --------       --------     --------------

Selling, General and
  Administrative Expenses. . . . .       18.0           19.4                2.4
                                     --------       --------     --------------

Operating Income . . . . . . . . .       10.5            8.1               43.1

Net Earnings . . . . . . . . . . .        5.9            4.1               57.7
                                     --------       --------     --------------

                                             Six Months Ended April 30
                                       Percentage of Net Sales       Increase
                                       -----------------------       --------
                                         1999           1998       1999 vs. 1998
                                         ----           ----       -------------
Net Sales. . . . . . . . . . . . .      100.0 %        100.0 %              5.4 %
Cost of Goods Sold . . . . . . . .       72.9           72.7                5.6
                                     --------       --------     --------------
     Gross Profit. . . . . . . . .       27.1           27.3                5.0
                                     --------       --------     --------------

Selling, General and
  Administrative Expenses. . . . .       18.1           18.9                1.5
                                     --------       --------     --------------

Operating Income . . . . . . . . .        9.0            8.4               12.9

Net Earnings . . . . . . . . . . .        5.2            4.4               24.8
                                     --------       --------     --------------

The following table sets forth unaudited net sales information for the periods indicated for internal bank forms, custom business forms and consolidated net sales of the Company.

                          INTERNAL              CUSTOM              CONSOLIDATED
                         BANK FORMS    %    BUSINESS FORMS     %        SALES
                        -----------   ---   --------------    ---   ------------
Second Quarter
     1999               $ 7,225,676    61       $4,652,593     39    $11,878,269
     1998               $ 7,366,822    69       $3,387,121     31    $10,753,943

Increase (Decrease)     $  (141,146)            $1,265,472           $ 1,124,326
Percentage Change             (1.9%)                 37.4%                 10.5%

Six Months
     1999               $14,451,579    64       $8,070,308     36    $22,521,887
     1998               $14,822,106    69       $6,539,864     31    $21,361,970

Increase (Decrease)     $  (370,527)            $1,530,444           $ 1,159,917
Percentage Change             (2.5%)                 23.4%                  5.4%


RESULTS OF OPERATIONS

NET SALES. Net sales for the second quarter of 1999 increased 10.5 percent. However, as the sales mix shows, internal bank forms decreased 1.9 percent for the quarter and 2.5 percent for the six month period. Internal bank form sales decreased within the Northstar Financial Forms division which had several sales contracts that expired in the second and third quarters of 1998 and were not renewed. The other internal bank forms operations had sales increases of approximately 14 percent for the quarter and 12 percent for the six months with no significant change in product mix, sales prices or customer base. The custom business forms sales increase is due to a new negotiable document product line for an existing customer. A significant portion of this new business is manufactured at the Northstar Financial Forms division. Sales fluctuations were driven primarily by the above described volume and mix changes. Sales prices remained relatively constant during the second quarter and six month periods.

GROSS PROFIT. For the second quarter, the Company was able to reduce both material costs and variable expenses by approximately 1.0 percent of net sales. Fixed costs remained constant as a percentage of sales. However direct labor increased approximately 20.0 percent or a 1.0 percent increase as a percentage of sales. For the six month period, manufacturing costs, excluding direct labor remained relatively constant as a percentage of sales. Direct labor for the six month period increased 1.0 percent as a percentage of sales. Direct labor costs increased for the second quarter and six months as new employees were added to manufacture the increased business as discussed in the "Outlook" section.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For both the second quarter and six month period the selling, general and administrative expenses increased
minimally.  The   increased sales for the second quarter allowed for better
absorption of these expenses thereby reducing these costs as a percentage of sales by approximately 1.0 percent for the six month period.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense which decreased $95,923 for the second quarter ($213,480 for the six months) due to debt repayment.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes for 1999 were 10.0 percent of net sales for the second quarter and 8.65 percent of net sales for the six months compared to 6.7 percent for the second quarter and 7.1 percent for the six months of 1998.
Page 10

PROVISION FOR IN INCOME TAXES. The provision for income taxes for the six months was 40.0 percent consistent with the tax rate for the previous fiscal year.

FINANCIAL CONDITION AND LIQUIDITY

LONG-TERM DEBT. The Company's long-term debt consists of a term loan and Industrial Development Revenue Bonds. The term loan principal is payable in quarterly installments and from annual excess cash flow as defined in the Loan
Agreement.   During the second quarter ended April 30, 1999, the Company made an additional principal payment of $1,000,000 in excess of the scheduled principal payment on the term loan. The bonds require annual principal payments and interest at a variable rate based upon comparable tax-exempt issues. Both the term loan and the bonds specify limits on capital expenditures and dividends as well as specify working capital, net worth and certain financial ratios that the Company must maintain.

LIQUIDITY. Cash provided by operations was $2,561,139 during 1999, compared to $2,578,291 in 1998. Working capital was $7.8 million on April 30, 1999 compared to $7.7 million on October 31, 1998.

During 1999 the Company continued to expand and modernize its manufacturing capacity by the acquisition of $1,035,054 in equipment compared to capital expenditures of $1,290,618 for equipment and computer software for the comparable period of 1998. The Company anticipates that total equipment and computer software expenditures for 1999 will approximate $2,000,000.

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

OUTLOOK. Merger and acquisition activity in the banking industry remains extremely strong at this time. Banks generally consolidate their purchasing of internal bank forms with one supplier. Therefore, the Company could obtain or lose a significant customer or numerous smaller customers as this consolidation
activity continues.   To increase and improve market penetration in the internal bank forms market, the Company has developed additional distribution channels by forming two new strategic sales and marketing alliances with other companies in the financial forms industry. Sales with one of these partners began slowly but are now increasing monthly. Sales with the second alliance depends on the partner's ability to sell internal bank forms as ancillary products used in the equipment it sells to the banking industry. In January 1999, the Company signed a new contract to manufacture negotiable documents for its largest customer.
The new contract is for a four-year term with additional sales from a new product line estimated at $3.5 million annually. In 1999, the Company signed one other new negotiable document contract for a two year period and has begun producing a new line of custom business forms for a current customer.

Paper price changes, sales volume changes and sales mix changes are three factors with a significant effect on the Company's gross profit. The paper industry has announced price increases varying from 5.0 percent to 7.0 percent
for late spring 1999.   At this time the Company expects to be able to pass
these paper price increases onto its customers. During the remainder of 1999, sales volumes are expected to increase in both custom business forms and internal bank forms. Based upon these expectations, the Company expects the gross profit for the balance of 1999 to exceed the 1998 gross profit in total and as a percentage of sales.

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

NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," a new standard requiring the reporting and display of "Comprehensive Income" (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investment by owners and distributions to owners) and its components in a full-set of general-purpose financial statements. In the six month period ended April 30, 1999, and in fiscal year 1998, the Company did not have any changes in equity from nonowner sources.

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

HARDWARE, OPERATING SYSTEMS AND SOFTWARE APPLICATIONS. The Company is in the process of completing its assessment of its hardware, operating systems and software applications. The Company estimates that 90% of its hardware, operating systems and software applications have been upgraded for Y2K compliance or have been certified internally or through the appropriate vendor to be compliant. The Company expects any remaining upgrades required to be completed by August 31, 1999. Projected expenditures are included in the 1999 proposed capital expenditure budget.

THIRD PARTY RELATIONSHIPS. The Company is communicating with vendors, customers and other business partners to determine their Y2K compliance. The Company anticipates that this will be complete by July 1999.

COST AND CONTINGENCY PLANS.   Although the ultimate cost of attaining Year 2000
compliance is not fully known at this time, management's best estimate is that the costs will not be material. These costs will be funded from operations. In the event the Company needs to devote more resources to the process, additional costs may be incurred. Such a situation could have a materially adverse effect on the Company's financial condition and results of operations. Although the Company believes that its systems will all be Y2K compliant on a timely basis, the Company has developed detailed contingency plans. To the extent that the Company identifies Year 2000 compliance issues that cannot be addressed on a timely basis, it will continue to develop appropriate contingency plans in order to mitigate its risk.

                         NORTHSTAR COMPUTER FORMS, INC.

                          PART II. - OTHER INFORMATION

Item 3.   Financial Instruments

          The principal financial instruments the Company maintains are in accounts receivable, notes receivable and long term debt. The Company believes that the interest rate, credit and market risk related to these accounts is not significant. The Company manages the risk associated with these accounts through periodic reviews of the carrying value for non-collectability of assets and establishment of appropriate allowances in connection with the Company's internal controls and policies. The Company does not enter into hedging or derivative instruments.

Item 4.   Submission of Matters to a Vote of Security Holders

          The registrant held its Annual Meeting of Stockholder on April 8,
          1999.

     (a) The shareholders re-elected the incumbent Board of Directors: Roger T. Bredesen, John G. Mutschler, J. S. Braun, Kenneth E. Overstreet, Roy
          W. Terwilliger and Dr. Lester A. Wanninger.

     (b) The shareholders approved the proposal to amend the Company's Outside Directors Stock Option Plan to permit the granting of additional options to directors and to add an additional 100,000 shares of common stock for issuance.

     (c) The shareholders approved the re-appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending October 31, 1999.

          2,041,059 shares were voted affirmatively. There were 70,815 votes against and 3,834 votes abstained.

Item 6.   Exhibits and Reports on Form 8-K - None.

None of the other items contained in Part II of Form 10-Q is applicable to the Company for the quarter ended April 30, 1999.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Northstar Computer Forms, Inc.
                                  (Registrant)




Date:       June 10, 1999                    By:       Mary Ann Morin
       ----------------------                    ----------------------------
                                                       Mary Ann Morin
                                                   Chief Financial Officer
                                                (Principal Financial Officer)