Form 10-Q
period 1999-07-31
NORTHSTAR COMPUTER FORMS INC/MN
filed 1999-09-10
CIK 873082

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 1999
                               ---------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to           :
                               ----------    ----------

Commission file number 0-19056
                       -------

                         Northstar Computer Forms, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

               Minnesota                              41-0882640
               ---------                              ----------
(State of other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                 Numbers)

7130 Northland Circle North     Brooklyn Park, Minnesota        55428
---------------------------------------------------------------------
(Address or Principal Executive Offices)                       Zip Code

Registrant's telephone number, including area code   (612) 531-7340
                                                    ----------------
----------------------------------------------------------------------

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
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at August 25, 1999
                   -----                        ------------------------------

        Common Stock, $ .05 par value                    2,739,508 Shares

Part 1.  Financial Information
Item 1.  Financial Statements


                         NORTHSTAR COMPUTER FORMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                July 31,        October 31,
                                                                            1999 (Unaudited)       1998
                                                                            ----------------  ----------------
              ASSETS

Current assets:
   Cash and cash equivalents                                                 $   3,489,647     $   4,162,845
   Accounts receivable, less
      allowance for doubtful accounts
      of $175,000 at July 31, 1999 and $138,000 at October 31, 1998              6,252,256         4,936,112
   Inventories                                                                   2,050,872         2,245,338
   Other current assets                                                            391,503           687,769
   Deferred income taxes                                                           266,456           255,656
                                                                            ----------------  ----------------

          Total current assets                                                  12,450,734        12,287,720
                                                                            ----------------  ----------------

Property, plant and equipment                                                   31,576,919        30,433,014

Less accumulated depreciation and
   amortization                                                                (18,091,624)      (16,279,745)
                                                                            ----------------  ----------------

         Net property, plant and equipment                                      13,485,295        14,153,269
                                                                            ----------------  ----------------

Notes receivable, less current portion                                             107,487           161,573
Goodwill, net                                                                    1,405,163         1,556,293
Other assets, net                                                                1,258,652         1,292,817
                                                                            ----------------  ----------------

          Total assets                                                       $  28,707,331     $  29,451,672
                                                                            ----------------  ----------------
                                                                            ----------------  ----------------

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.

                                                                                July 31,        October 31,
                                                                            1999 (Unaudited)       1998
                                                                            ----------------  ----------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                         $     335,000     $   1,385,000
   Accounts payable                                                              2,096,397         1,316,878
   Accrued liabilities                                                           1,588,367         1,927,671
                                                                            ----------------  ----------------

        Total current liabilities                                                4,019,764         4,629,549

Deferred compensation                                                              770,081           738,845
Deferred income taxes                                                            1,783,133         1,526,633
Long-term debt, less current portion                                             1,675,000         3,945,550

Commitments

Stockholders' equity:
   Common stock, $ .05 par value
      authorized, 5,000,000 shares; issued
      and outstanding, 2,738,158 at July 31, 1999
      and 2,714,436 at October 31, 1998                                            136,908           135,722
   Additional paid-in capital                                                    2,785,504         2,671,492
   Retained earnings                                                            17,536,941        15,803,881
                                                                            ----------------  ----------------

        Total stockholders' equity                                              20,459,353        18,611,095
                                                                            ----------------  ----------------

        Total liabilities and stockholders' equity                           $  28,707,331     $  29,451,672
                                                                            ----------------  ----------------
                                                                            ----------------  ----------------

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                              Three Months Ended                      Nine Months Ended
                                                    July 31                                 July 31
                                           1999                1998                1999                1998
                                           ----                ----                ----                ----
Net sales                             $ 11,804,045        $ 10,358,271        $ 34,325,932        $ 31,720,241

Cost of goods sold                       8,513,908           7,681,180          24,922,662          23,221,113
                                     --------------      --------------      --------------      --------------

   Gross profit                          3,290,137           2,677,091           9,403,270           8,499,128

Selling, general and
  administrative expenses                2,020,100           1,971,457           6,108,247           6,000,510

                                     --------------      --------------      --------------      --------------
      Operating income                   1,270,037             705,634           3,295,023           2,498,618

Other income (expense):
   Interest expense                        (49,053)           (141,542)           (217,275)           (523,244)
   Other, net, principally
      interest income                       16,920              47,366             101,580             169,564
   Gain (loss)on sale of assets             20,000             (21,546)             27,900             (44,278)
                                     --------------      --------------      --------------      --------------
                                           (12,133)           (115,722)            (87,795)           (397,958)
                                     --------------      --------------      --------------      --------------

Earnings before income taxes             1,257,904             589,912           3,207,228           2,100,660

Provision for income taxes                 502,500             225,000           1,283,000             799,000
                                     --------------      --------------      --------------      --------------

Net earnings                          $    755,404        $    364,912        $  1,924,228        $  1,301,660
                                     --------------      --------------      --------------      --------------

Net earnings per common share:
      Basic                           $       0.28        $       0.14        $       0.71        $       0.49
                                     --------------      --------------      --------------      --------------
      Diluted                         $       0.26        $       0.12        $       0.67        $       0.45
                                     --------------      --------------      --------------      --------------

Dividends declared per
   common share                       $       ----        $       ----        $       0.07        $      0.066
                                     --------------      --------------      --------------      --------------
                                     --------------      --------------      --------------      --------------

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
             for the nine month periods ended July 31, 1999 and 1998

                                                                                   1999              1998
                                                                                   ----              ----
Cash flows from operating activities:
   Net earnings                                                              $   1,924,228     $   1,301,660
   Adjustments to reconcile net earnings to
         net cash provided by operating activities:
      Depreciation                                                               1,961,441         1,873,296
      Amortization                                                                 286,775           247,742
      Provision for losses on receivables                                           41,400            41,400
      Loss (gain) on sale of equipment                                             (27,900)           44,278
      Deferred income taxes                                                        245,700           115,496
      Changes in certain operating assets and liabilities                         (303,225)          533,039
                                                                            ----------------  ----------------

Net cash provided by operating activities                                        4,128,419         4,156,911
                                                                            ----------------  ----------------

Cash flows from investing activities:
   Capital expenditures and equipment deposits                                  (1,299,167)       (1,347,329)
   Capitalized computer software costs                                                 ---          (229,261)
   Proceeds from sale of equipment                                                  33,600            66,200
   Notes receivable repayments                                                      50,487           672,017
                                                                            ----------------  ----------------

Net cash used in investing activities                                           (1,215,080)         (838,373)
                                                                            ----------------  ----------------

Cash flows from financing activities:
   Principal payments on long-term debt                                         (3,320,550)       (3,637,500)
   Dividends paid                                                                 (381,185)         (353,204)
   Stock options exercised                                                         115,198           104,398
                                                                            ----------------  ----------------

Net cash used in financing activities                                           (3,586,537)       (3,886,306)
                                                                            ----------------  ----------------

Net decrease in cash and cash equivalents                                         (673,198)         (567,768)

Cash and cash equivalents at beginning of period                                 4,162,845         5,317,881
                                                                            ----------------  ----------------

Cash and cash equivalents at end of period                                   $   3,489,647     $   4,750,113
                                                                            ----------------  ----------------
                                                                            ----------------  ----------------

Supplemental disclosure of cash flow: Cash paid during the period for:
      Income taxes                                                           $     606,000     $   1,422,750
      Interest                                                                     217,261           486,156

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  July 31, 1999

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

   The unaudited condensed consolidated financial statements presented herein as of July 31, 1999, and for the three and nine month periods ended July 31, 1999 and 1998 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

2. Earnings per share

   Net earnings per share (EPS) for all periods presented have been computed by dividing net earnings by the weighted average number of common shares outstanding (basic EPS) and by the weighted average number of common and common equivalent shares outstanding (diluted EPS). The Company's common equivalent shares consist of stock options, when their effect is dilutive.

   The outstanding options excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common shares were 9000 for the three month period ended July 31, 1999 and for the three and nine month periods ended July 31, 1998. 39,000 outstanding options were excluded for the nine month period ended July 31, 1999.

For all periods presented, the weighted average common and common equivalent shares outstanding are as follows:

                                               For the three months                      For the nine months
                                                  ended July 31                             ended July 31
                                               1999               1998               1999               1998
                                               ----               ----               ----               ----
Weighted average common shares
    outstanding                             2,732,845          2,660,958          2,727,111          2,650,908
Common equivalent shares
    outstanding                               188,811            222,941            127,102            221,082
                                              -------            -------            -------            -------
Weighted average common and common
    equivalent shares outstanding
                                            2,921,656          2,883,899          2,854,213          2,871,990
                                            ---------          ---------          ---------          ---------
                                            ---------          ---------          ---------          ---------

3. At July 31, 1999 and October 31, 1998, inventories consisted of the following:

                                    July 31,           October 31,
                                      1999                1998
                                      ----                ----
         Raw materials            $1,311,316          $1,394,156
         Work in process             471,055             598,846
         Finished goods              268,501             252,336
                                  ----------          ----------
                                  $2,050,872          $2,245,338
                                  ----------          ----------
                                  ----------          ----------

4. New Accounting Pronouncements
   In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," a new standard requiring the reporting and display of "Comprehensive Income" (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investment by owners and distributions to owners) and its components in a full set of general-purpose financial statements. In the fiscal years 1999 and 1998, the Company did not have any changes in equity from nonowner sources other than net income.

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

5. Long-Term Debt
   During the third quarter ended July 31, 1999, the Company fully repaid its term loan by making a principal payment of $1,533,050 in excess of the scheduled principal payment due.

6. Security Transactions
   On February 5, 1999, the Company's Board of Directors (Board) approved an amendment to the Outside Directors Stock Option Plan to permit the granting of additional options to directors and to increase the number of shares available to grant options under the plan by 100,000 shares. The Compensation Committee of the Board granted options for 10,000 shares each to the four outside directors at an exercise price of $8.00 per share.

   Under the Company's Incentive Stock Option Plan, the Board granted options to purchase 100,700 shares at $8.00 per share on February 5, 1999. On August 3, 1999, the Board granted additional options to purchase 54,000 shares at $12.00 per share.

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

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and is subject to risks and uncertainties. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company.
This list is not intended to present an all-inclusive list of such factors.

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

                                                         Three Months Ended July 31
                                             Percentage of Net Sales            Increase
                                             -----------------------            --------
                                               1999             1998       1999 vs. 1998
                                               ----             ----       -------------
Net Sales ...........................          100.0%          100.0%           14.0%
Cost of Goods Sold ..................           72.1            74.2            10.8
                                                ----            ----            ----
     Gross Profit ...................           27.9            25.8            22.9
                                                ----            ----            ----
Selling, General and Administrative
     Expenses .......................           17.1            19.0             2.5
                                                ----            ----             ---
Operating Income ....................           10.8             6.8            80.0

Net Earnings ........................            6.4             3.5           107.0
                                                 ---             ---           -----

                                                          Nine Months Ended July 31
                                             Percentage of Net Sales            Increase
                                             -----------------------            --------
                                               1999             1998       1999 vs. 1998
                                               ----             ----       -------------
Net Sales ...........................          100.0%          100.0%            8.2%
Cost of Goods Sold ..................           72.6            73.2             7.3
                                                ----            ----             ---
     Gross Profit ...................           27.4            26.8            10.6
                                                ----            ----            ----
Selling, General and Administrative
     Expenses .......................           17.8            18.9             1.8
                                                ----            ----             ---
Operating Income ....................            9.6             7.9            31.9

Net Earnings ........................            5.6             4.1            47.8
                                                 ---             ---            ----

The following table sets forth unaudited net sales information for the periods indicated for internal bank forms, custom business forms and consolidated net sales of the Company.

                                       INTERNAL                     CUSTOM                       CONSOLIDATED
                                      BANK FORMS      %          BUSINESS FORMS      %              SALES
                                 ------------------------------------------------------------------------------
Third Quarter
     1999                             $7,399,783      63            $4,404,262       37          $11,804,045
     1998                              7,092,723      68             3,265,548       32           10,358,271

Increase                                $307,060                    $1,138,714                    $1,445,774
Percentage Change                            4.3%                         34.9%                         14.0%

Nine Months
     1999                            $21,851,362      64           $12,474,570       36          $34,325,932
     1998                             21,914,829      69             9,805,412       31           31,720,241

Increase (Decrease)                     $(63,467)                   $2,669,158                    $2,605,691
Percentage Change                           (0.3)%                        27.2%                          8.2%

RESULTS OF OPERATIONS
---------------------
NET SALES. Net sales for the third quarter of 1999 increased 14.0 percent. However, as the sales mix shows, internal bank forms increased only 4.3 percent for the quarter and decreased 0.3 percent for the nine month period. Internal bank form sales decreased within the Northstar Financial Forms division which had several sales contracts that expired in the second and third quarters of fiscal 1998 and were not renewed. The other internal bank forms operations had sales increases of approximately 15 percent for the quarter and the nine months with no significant change in product mix, sales prices or customer base. The custom business forms sales increase is, in large part, due to a new negotiable document product line for an existing customer. A significant portion of this new negotiable document business is manufactured at the Northstar Financial Forms division, which utilizes the excess capacity due to the reduction in internal bank form sales at this location. Sales fluctuations were driven primarily by the above described volume and mix changes. Sales prices remained relatively constant during the third quarter and nine month periods ended July 31, 1999.

GROSS PROFIT. For the third quarter, the increased sales allowed for better absorption of fixed costs, while material costs and variable expenses remained relatively constant as a percentage of sales. Direct labor increased approximately 20.0 percent, or a 1.0 percent increase as a percentage of sales, for both the quarter and nine month period. For the nine month period, other manufacturing costs, excluding direct labor, decreased slightly. Direct labor costs increased for the third quarter and nine months as new employees were added to manufacture the increased business as discussed in the "Outlook" section.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For both the third quarter and nine month period, selling, general and administrative expenses increased minimally reflecting the relatively fixed nature of these costs. The increased sales for the third quarter reduced these costs as a percentage of sales by approximately
1.0 percent for the nine month period.

OTHER INCOME AND EXPENSE. Other income and expense consists principally of interest expense which decreased $92,489 for the third quarter ($305,969 for the nine months) due to debt repayment.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes for 1999 were 10.7 percent of net sales for the third quarter and 9.3 percent of net sales for the nine months compared to 5.7 percent for the third quarter and 6.6 percent for the nine months of 1998.

PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months was 40.0 percent consistent with the tax rate for the previous fiscal year.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------
LONG-TERM DEBT. The Company's long-term debt consists of Industrial Development Revenue Bonds. During the third quarter ended July 31, 1999, the Company fully repaid its term loan. The original repayment terms of the term loan specified quarterly installments through July 31, 2003. The bonds require annual principal payments and interest at a variable rate based upon comparable tax-exempt issues. The bonds specify limits on capital expenditures and dividends as well as specify working capital, net worth and certain financial ratios that the Company must maintain.

LIQUIDITY. Cash provided by operations was $4,128,419 during the first nine months of 1999, compared to $4,156,911 in 1998. Working capital was $8.4 million on July 31, 1999, compared to $7.7 million on October 31, 1998.

During the first nine months of 1999 the Company continued to expand and modernize its manufacturing capacity by the acquisition of $1,299,167 in equipment compared to capital expenditures of $1,347,329 for equipment for the comparable period of 1998. The Company anticipates that total equipment expenditures for 1999 will approximate $2,000,000.

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

Paper price changes, sales volume changes and sales mix changes are three factors with a significant effect on the Company's gross profit. The paper industry increased prices varying from 5.0 percent to 7.0 percent in late spring 1999. Another price increase on bond paper has been announced for later this fall. In addition, carbonless paper prices will increase in September 1999. At this time the Company expects to be able to pass these paper price increases onto its customers. During fiscal 1999, sales volumes are expected to continue to exceed fiscal 1998 volumes in both custom business forms and internal bank forms. Based upon these expectations, the Company expects the gross profit for fiscal 1999 to exceed the fiscal 1998 gross profit in total and as a percentage of sales.

The Company does not anticipate a significant change in selling, general and administrative costs for 1999. Based on the projected increase in sales volume, these costs are expected to decrease as a percentage of sales for the remainder of 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," a new standard requiring the reporting and display of "Comprehensive Income" (defined as the change in equity of a business enterprise during a period from sources other than those resulting from investment by owners and distributions to owners) and its components in a full-set of general-purpose financial statements. In the nine month period ended July 31, 1999, and in fiscal year 1998, the Company did not have any changes in equity from nonowner sources other than net income.

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

HARDWARE, OPERATING SYSTEMS AND SOFTWARE APPLICATIONS. The Company has completed the process of assessing its hardware, operating systems and software applications. The Company's hardware, operating systems and software applications have been upgraded for Y2K compliance or have been certified internally or through the appropriate vendor to be compliant. At this time, the Company does not anticipate any significant additional expenditures for Y2K compliance.

THIRD PARTY RELATIONSHIPS. The Company has communicated with vendors, customers and other business partners to determine their Y2K compliance. At this time the Company does not anticipate any interruption of services from these sources due to Y2K problems.

COST AND CONTINGENCY PLANS. At this time, management's best estimate is that no significant additional costs will be required for Y2K compliance. In the event the Company needs to devote more resources to the process, additional costs may be incurred. Such a situation could have a materially adverse effect on the Company's financial condition and results of operations. Although the Company believes that its systems are Y2K compliant, the Company has developed detailed contingency plans. To the extent that the Company identifies other Year 2000 compliance issues that cannot be addressed on a timely basis, it will continue to develop appropriate contingency plans in order to mitigate its risk.

                         NORTHSTAR COMPUTER FORMS, INC.

                          PART II. - OTHER INFORMATION

Item 3.  Financial Instruments

         The principal financial instruments the Company maintains are in accounts receivable, notes receivable and long-term debt. The Company believes that the interest rate, credit and market risk related to these accounts is not significant. The Company manages the risk associated with these accounts through periodic reviews of the carrying value for non-collectibility of assets and establishment of appropriate allowances in connection with the Company's internal controls and policies. The Company does not enter into hedging or derivative instruments.


Item 6.  Exhibits and Reports on Form 8-K - None.

None of the other items contained in Part II of Form 10-Q is applicable to the Company for the quarter ended July 31, 1999.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Northstar Computer Forms, Inc.
                                  (Registrant)




Date:   September 10, 1999              By:    Mary Ann Morin
      ----------------------                --------------------
                                        Mary Ann Morin
                                        Chief Financial Officer
                                        (Principal Financial Officer)