Form 10-K405
period 1999-10-31
NORTHSTAR COMPUTER FORMS INC/MN
filed 2000-01-31
CIK 873082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended October 31, 1999

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________

                         COMMISSION FILE NUMBER 0-19056
                                                -------

                         NORTHSTAR COMPUTER FORMS, INC.
--------------------------------------------------------------------------------
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

                                 (612) 531-7340
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

            Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

            State issuer's revenues for its most recent fiscal year:
$46,338,793

            State the aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days. (SEE definition of affiliate in Rule 12b-2 of the Exchange Act.): $15,640,324

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            2,746,858 Shares of Common Stock as of December 31, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE:

            1. Portions of the Registrant's Annual Report to Shareholders for its fiscal year ended October 31, 1999 are incorporated by reference into
Part II of this Form 10-K.

                            [Cover page 2 of 2 pages]

                                     PART I

                                ITEM 1. BUSINESS.

GENERAL

            Northstar Computer Forms, Inc. (the "Company"), incorporated in 1964, designs, manufactures and markets printed forms with an emphasis on machine readable MICR (Magnetic Ink Character Recognition) printing. The Company's two product specialties are custom negotiable documents and internal bank forms. Sales are principally through distributors with the remainder to other printers or on a direct retail basis. A majority of the retail accounts are serviced by distributor "partners" whereby the distributor acts as a manufacturer's representative. A sales/service force provides communication between the customer and the manufacturing facilities.

            The corporate headquarters and primary manufacturing facility of the Company are located at 7130 Northland Circle North, Brooklyn Park, Minnesota. The Company also maintains manufacturing facilities in Roseville, Minnesota (Northstar Financial Forms), and Milwaukee, Wisconsin (Wisconsin Business Forms), which operate as divisions of the Company. The Company also operates, through its wholly-owned subsidiary, General Financial Supply, Inc. ("GFS"), manufacturing facilities in the cities of Nevada, Iowa, Bridgewater, Virginia and Golden, Colorado. As of October 31, 1999, the Company employed approximately 500 persons at its six manufacturing facilities, and the Company anticipates a moderate increase in personnel for the 2000 fiscal year.

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

BUSINESS HIGHLIGHTS - 1999

-    Record sales of $46.3 million.
-    Signed three major contracts for new business with existing customers.
-    Received Seal of Excellence Award from Appleton Paper Company.
- A distributor reached $1.0 million in sales of General Financial Supply products.
- Completed installation of the Star Computer System in all four internal bank form plants. All systems were Y2K compliant.
-    Invested nearly $2.0 million in capital equipment.
- Established an e-commerce task force and implemented an electronic catalog in a large financial institution.
-    Introduced complete new bank forms catalog for our distributors.

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

            Cut sheet forms are forms produced in individual sheets or placed together by padding or booking. Examples of cut sheets are internal bank documents (general ledger debit/credit, cash tickets and process control documents) and laser cut sheets (checks, statements and gift certificates).

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

            In addition to internal bank forms, the Company also focuses on secure and negotiable documents, which are both MICR encoded and non-MICR encoded. Examples of secure and negotiable MICR encoded documents are bank official checks, business checks, gift certificates and money orders. Examples of non-MICR encoded secure and negotiable documents are vehicle certificates of title, gift certificates, birth certificates and death certificates. Security features include security papers (watermark and threads), security inks that react to ultraviolet light and temperature, and security printing features, such as void pantographs and modulus numbering.

MARKETING

            All of the Company's operating units service customers nationally through distributors on a non-exclusive basis, and directly with respect to other printers and commercial resellers. In addition, Northstar Financial Forms sells through distributor "partners" and, along with one of the Company's other plants, sells directly to certain bank customers on a retail basis. The Company believes that it has a competitive advantage over other form manufacturers through the use of its independent distributor, printer and reseller network, because the network enables the Company to focus on specialized products and produce them efficiently. The Company sells to over 1,500 customers in all 50 states. In 1999, one customer, Travelers Express Company, Inc., accounted for 16% of consolidated sales.

            The Company's distribution network enables it to save the expense of supporting a direct sales force, sales offices and certain marketing expenses in its plants. All major competitors of the Company distribute their products through direct sales which typically account for expenses ranging between 10% and 20% of revenues.

RAW MATERIALS AND ENVIRONMENTAL REGULATIONS

            Raw materials utilized by the Company consist principally of a wide variety of weights, widths, colors, sizes and qualities of paper. Other raw materials include printing ink, lithographic plate material and chemicals. The Company has a policy of purchasing its paper supplies from several major paper mills. In 1995, bond paper prices, the principal paper used by the Company, increased substantially. Since that time, selected bond paper prices have decreased and subsequently increased to the level of 1996 prices. The Company anticipates that paper prices may begin to increase in 2000. The Company believes that paper and other raw materials will be sufficiently available for the foreseeable future.

            To the best of the Company's knowledge, it complies with all applicable federal, state and local environmental regulations governing the discharge of materials into the environment. Compliance with applicable environmental regulations has not had and, it is anticipated, will not have a material adverse effect on the Company's capital expenditures, earnings or competitive position.

COMPETITION

            The forms industry is highly competitive and fragmented. The Company has a number of competitors with substantially larger resources. The Company believes it is the 17th largest United States business forms manufacturer. This position enables the Company to specialize in a smaller product line. The ability to specialize allows the Company to focus its capital and create economies of scale through more efficient production techniques and significantly limit the number of its direct competitors. The Company believes that the principal competitive factors in the form industry are specialization, service, quality and price.

The internal bank forms portion of the Company's market is very competitive and especially price and service sensitive with the top 200 banks in the country.

                               ITEM 2. PROPERTIES.

            The Company operates manufacturing and warehousing facilities in five states as follows:

                                                                     Square Feet
                                                                    of Floor Space
                                                                    --------------

                  Location                                 Leased                   Owned
                  --------                                 ------                   -----
                  Brooklyn Park, Minnesota                                          94,800

                  Nevada, Iowa                                                      48,500

                  Roseville, Minnesota                     42,500

                  Shoreview, Minnesota                     24,000

                  Milwaukee, Wisconsin                     10,000

                  Bridgewater, Virginia                    25,000

                  Golden, Colorado                         23,000
                                                          -------                  --------

                  TOTAL                                   124,500                  143,300
                                                          =======                  =======

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

         All of the above-discussed facilities are deemed to be in good condition. The lease on the Bridgewater facility will expire on May 31, 2001. The Company's Milwaukee property lease will expire on June 30, 2000 and the Company is in the process of determining if that operation should be moved to a larger facility. The lease of the Roseville property expires August 31, 2007. The Shoreview facility is used as warehousing space for the Roseville facility and is leased until August 31, 2002. The Golden property lease will expire on September 1, 2005. Management of the Company believes that each of these facilities is adequately covered by insurance. These property locations are expected to be adequate for operations during the remaining lease terms. No difficulty is presently foreseen in renewing the leases or finding replacement facilities.

         The Brooklyn Park, Minnesota and Nevada, Iowa plants are owned outright by the Company, which is the only company occupying these properties. The Brooklyn Park facility is financed by Variable Rate Industrial and Development Bonds in the amount of $2,945,000, of which $1,675,000 was outstanding at October 31, 1999. The bonds are collateralized by a bank letter of credit and are payable in annual $335,000 installments through fiscal year 2004. The bank letter of credit is collateralized by a mortgage on the facility.

                           ITEM 3. LEGAL PROCEEDINGS.

         There are presently no material claims, legal proceedings, or litigation pending or threatened to which the Company or GFS is a party; and no claims, litigation or legal proceedings which are expected to have a material adverse effect on the Company's financial condition.

                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY-HOLDERS.

         No matters were submitted during the fourth quarter of the Company's 1999 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS.

         The information required by this item is incorporated herein by reference to page 8 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.

                        ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this item is incorporated herein by reference to page 8 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is incorporated herein by reference to pages 9-12 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.

                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK.

                                 Not applicable.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is incorporated herein by reference to pages 13-23 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 Not applicable.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages and positions of the Company's directors and executive officers are as follows:

                    Name                                   Age              Position
                    ----                                   ---              --------
                    Roger T. Bredesen                      73               Chairman of the Board and
                                                                            Chief Executive Officer

                    John Mutschler                         71               Director

                    J.S. Braun                             67               Director

                    Roy W. Terwilliger                     62               Director

                    Dr. Lester A Wanninger                 62               Director

                    Kenneth E. Overstreet                  58               President, Director

                    Mary Ann Morin                         52               Treasurer and Chief Financial
                                                                            Officer

                    Don E. Dearborn                        59               Vice President (GFS)

                    Stanley J. Klarenbeek                  46               Vice President Sales and
                                                                            Marketing, Internal Bank
                                                                            Forms

         The following is a list of each of the above person's principal occupations or employment during the past five years. All directors have been elected to serve until the next annual election of directors which is expected to occur in April of 2000 at the annual meeting of the shareholders, or until their earlier resignation or removal pursuant to the Bylaws of the Company. Officers are appointed by the Board of Directors to serve until the next annual election by the Board of Directors, which may be set in accordance with the Bylaws of the Company at any time after the end of the fiscal year on October 31st of each year, or until their earlier resignation or removal by the Board of Directors.

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

         J.S. BRAUN. Mr. Braun has been a Director of the Company since 1992. Mr. Braun is the Chairman Emeritus of Braun Intertec Corporation, an engineering and environmental consulting firm that he founded in 1957, and Board member of Community Bank Group.

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

                        ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

         The following table summarizes the cash and non-cash compensation earned by the Company's Chief Executive Officer and its four other executive officers during the past three fiscal years whose annual salary and bonus exceeded $100,000 during the Company's fiscal year ended October 31, 1999.

                           SUMMARY COMPENSATION TABLE

==================================================================================================================
      NAME AND                FISCAL                                                                ALL OTHER
      PRINCIPAL             YEAR ENDED                                                             COMPENSATION
      POSITION              OCTOBER 31,       ANNUAL COMPENSATION      LONG-TERM COMPENSATION          ($)(1)
------------------------------------------------------------------------------------------------------------------
                                            SALARY ($)    BONUS ($)      AWARDS OF OPTIONS (#)
==================================================================================================================
                              1999             200,000       50,000            -0-                       82,697(2)
                        ------------------ ------------ ------------ --------------------------- -----------------
Roger T. Bredesen,            1998             200,000       25,000            -0-                       86,987(2)
Chairman of
the Board and Chief
Executive Officer
                        ------------------ ------------ ------------ --------------------------- -----------------
                              1997             200,000       50,000            -0-                       87,799(2)
======================= ================== ============ ============ =========================== =================
                              1999             180,000       75,208           35,000                     23,227(3)
                        ------------------ ------------ ------------ --------------------------- -----------------
Kenneth E.                    1998             180,000       38,924            -0-                       28,429(3)
Overstreet,
President and
Director
                        ------------------ ------------ ------------ --------------------------- -----------------
                              1997             160,000       64,382            -0-                       20,573(3)
======================= ================== ============ ============ =========================== =================
                              1999              95,000       37,040           20,000                      14,014
                        ------------------ ------------ ------------ --------------------------- -----------------
Mary Ann Morin,               1998              90,000       17,060            -0-                        13,853
Treasurer and Chief
Financial Officer
                        ------------------ ------------ ------------ --------------------------- -----------------
                              1997              84,929       30,546            -0-                        15,353
======================= ================== ============ ============ =========================== =================
                              1999             105,000       30,995           10,000                       5,893
                        ------------------ ------------ ------------ --------------------------- -----------------
Stanley Klarenbeek,           1998             105,000       11,766            -0-                         7,171
Vice President, Sales
and Marketing
Internal Bank Forms
                        ------------------ ------------ ------------ --------------------------- -----------------
                              1997              76,657       27,652           20,000                       4,664
======================= ================== ============ ============ =========================== =================
                              1999             100,000       36,440           10,000                      15,835
                        ------------------ ------------ ------------ --------------------------- -----------------
Don E. Dearborn, Vice         1998              90,000       12,001            -0-                        13,542
President (GFS)
                        ------------------ ------------ ------------ --------------------------- -----------------
                              1997              78,231       33,861            -0-                        20,459
======================= ================== ============ ============ =========================== =================

(1) Other compensation includes contributions under the Company's Profit Sharing Plan and Trust ($8,089, $8,089, $5,589, $5,893 and $6,852 in
         1999 to each of Messrs./Ms. Bredesen, Overstreet, Morin, Klarenbeek and Dearborn, respectively) and the value of deferred compensation benefits under the Company's Deferred Compensation Plan ($8,938, $8,425 and $8,983 in 1999 for Mr. Overstreet, Ms. Morin and Mr. Dearborn, respectively).

(2) Also includes amounts paid as deferred compensation pursuant to an annual deferred compensation benefit established pursuant to Mr. Bredesen's employment agreement with the Company ($68,408 in 1999, $67,496 in 1998 and $65,786 in 1997) and directors' fees.

(3)      Also includes amounts paid as directors' fees.

STOCK OPTIONS

         The following table summarizes option grants made under the Company's 1994 Employees Incentive Stock Option Plan (the "1994 Plan") during the fiscal year ended October 31, 1999 to the executive officers named in the Summary Compensation table:

                        OPTION GRANTS IN 1999 FISCAL YEAR

                                        Individual Grants(1)
                           -------------------------------------------------------------------------------------------
                                                                                                 Potential
                                                                                                 Realizable Value of
                                                                                                 Assumed Annual
                                                                                                 Rates of Stock
                                               Percentage of                                     Price Appreciation
                            Number of          Total Options                                     for Option
                            Securities         Granted to         Exercise of                    Term(2)
                            Underlying         Employees in       Base Price     Expiration      ---------------------
Name                        Option Granted     Fiscal Year        ($/Share)      Date            5%($)      10% ($)
--------------------------- ------------------ ------------------ -------------- --------------- ---------------------
Kenneth Overstreet          5,000              16.6%              $ 8.00         February 2009   $194,405   $554,193
                            5,000                                 $12.00         August 2009
                            25,000(3)                             $10.75         October 2009

Mary Ann Morin              5,000              9.5%               $ 8.00         February 2009   $130,496   $334,702
                            5,000                                 $12.00         August 2009
                            10,000(4)                             $10.75         October 2009

Stanley Klarenbeek          5,000              4.7%               $ 8.00         February 2009   $ 62,889   $163,374
                            5,000                                 $12.00         August 2009

Don E. Dearborn             5,000              4.7%               $ 8.00         February 2009   $ 62,889   $163,374
                            5,000                                 $12.00         August 2009

(1) All options were granted at a price equal to the fair market value of the Company's Common Stock on the date of grant. Except for the grants referenced in footnotes (3) and (4) below, options become exercisable 30% on the third anniversary of the date of grant, 30% on the fourth anniversary of the date of grant, and the remaining 40% on the fifth anniversary of the date of grant.

(2) Amounts shown in these columns have been derived by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), multiplying the result by the number of shares covered by the options, and subtracting the aggregate exercise price of the options. The dollar amounts set forth under this heading are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price.

(3) These options became exercisable as to 9,275 shares in April 2000, 9,275 shares in April 2001 and 6,450 shares in April 2002.

(4) These options became exercisable as to 7,800 shares in April 2000 and 2,200 shares in April 2001.

         The following table summarizes the value of the unexercised options held by the executive officers named in the Summary Compensation table as of October 31, 1999:

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                                          VALUE OF UNEXERCISED
                                SHARES                     NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS AT
                             ACQUIRED ON      VALUE      OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END
           NAME                EXERCISE      REALIZED    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE(1)
--------------------------- --------------- ----------- ----------------------------- -----------------------------
Roger T. Bredesen                N/A           N/A                               0/0                            0/0
Kenneth Overstreet               N/A           N/A                    70,000/35,000(2)              $435,700/12,900
Mary Ann Morin                   N/A           N/A                    15,300/22,700(3)               $90,153/26,157
Stanley Klarenbeek               N/A           N/A                     6,300/42,700(3)               $30,933/26,157
Don E. Dearborn                  N/A           N/A                     6,300/12,700(3)               $30,933/26,157

(1) Value of unexercised options is calculated by determining the difference between the fair market value of the shares underlying the options at October 31, 1999 and the exercise price of the options.

(2) Consists of options to purchase 10,000 shares for serving on the Board of Directors, and 95,000 shares under the Company's Plan.

(3)      Granted pursuant to the 1994 Plan.

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

         In addition, on February 5, 1999, the four outside directors were each granted an additional option to purchase 10,000 shares of Common Stock at the average price of the Common Stock on the last trading day prior to the date of grant.

EMPLOYMENT AGREEMENTS

         The Company entered into an Employment Agreement with Roger T. Bredesen, its Chief Executive Officer, effective December 17, 1986, to serve in such capacity until terminated by one of the parties upon 90 days' notice. Mr. Bredesen's annual base salary under the Employment Agreement is adjusted annually by the Compensation Committee of the Board of Directors (in 1999, Mr. Bredesen's base salary was $200,000). The Employment Agreement also establishes a ten-year deferred compensation arrangement under which Mr. Bredesen began receiving payments in November 1996 and pursuant to which he received $68,408 for 1999.

         Effective January 1, 2000, the Company entered into new management agreements (the "Agreements") with each of Kenneth Overstreet, Mary Ann Morin, Don E. Dearborn and Stanley Klarenbeek (each an "Executive"), the Company's four senior executive officers other than Roger T. Bredesen. Under the Agreements, Mr. Overstreet is entitled to an annual base salary of $200,000, Ms. Morin is entitled to an annual base salary of $110,000, and Messrs. Dearborn and Klarenbeek are entitled to annual base salaries of $112,000. In addition, each of the Executives is entitled to participate in the Company's incentive compensation programs. Each Agreement has a term of five years, subject to early termination in the event of the Executive's death, disability, resignation or discharge by the Company. Upon the Executive's discharge from employment by the Company for reasons other than for cause (as defined in the Agreements), in the case of Mr. Overstreet and Ms. Morin, the Company is obligated to pay the Executive a sum equal to two times his or her average annual compensation for the five most recently completed calendar years ending before the date of his or her termination, and in the case of Messrs. Dearborn and Klarenbeek, one times their base salary and bonus for the last completed calendar year prior to the date of termination. In addition, each Executive would be entitled to the acceleration of unvested stock options in the event of his or her discharge from the Company. In the event of the Executives' voluntary resignation, they will be entitled to one-times (in the case of Mr. Overstreet and Ms. Morin) or one-half times (in the case of Messrs. Dearborn and Klarenbeek) their base salary and bonus for the last completed calendar year prior to the date of resignation.

         In the event of a change in control of the Company (as defined in the Agreements), the Executives will be entitled to share in a fund to be established by the Company or its successor equal to one percent (1%) of the change in control transaction price, payable one-half at closing of the change in control transaction, and the remainder on the one year anniversary of such date, provided the Executive is still employed with the Company or its successor on such date. Each Executive's proportionate share of this amount is calculated as the percentage by which each person's 1999 base salary bears to all four Executives' 1999 base salary. In addition, upon an Executive's termination from employment with the Company for any reason (other than for cause) within the two years following a change in control, the Executive will be entitled to certain severance payments ranging from two times the Executive's average annual compensation for the previously completed five calendar years to one times such average annual compensation, depending on how long after the change in control the termination occurs.

         The Agreements also provide that the Executives will not compete with the Company for a period of two years after termination of employment, will not divulge confidential information and other customary matters.

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

         ANNUAL CASH BONUS. In addition to base compensation, the Committee reviews an annual bonus pool pursuant to a formula (previously adopted by the Board) based on return on shareholders' equity. For 1999, the pool consisted of 4.625% of the Company's fiscal year net income before taxes, profit sharing, bonus and deferred compensation up to 15% return on shareholders' equity plus 14.5% of its net income above a 15% return on shareholders' equity. After calculating this amount, which for fiscal 1999 was an aggregate of $471,164, the Chief Executive Officer then divides this pool among the executive officers and other employees over a specified seniority level pursuant to a point system which allocates points among participants according to their level of responsibility. The Chief Executive Officer adds up the number of points assigned to all participants in the bonus pool and divides that total into the amount of the bonus pool yielding a bonus amount per point. For example, Kenneth E. Overstreet was allocated 2,880 points in fiscal 1999 and the least senior employee in the pool was allocated 130 points. All employees participating in the bonus program were allocated a total of 18,045 points, yielding a bonus amount per point of $26.11, which, in Mr. Overstreet's case, translated to a bonus of $75,208. The Committee has the discretion, which it has exercised in prior years, to adjust the aggregate amount of the bonus pool upwards or downwards.

         STOCK OPTION PLAN. The Company also grants stock options under the shareholder-approved 1994 Employees' Incentive Stock Option Plan to executive officers, key personnel and other employees as long term incentive compensation. Currently, 50,752 shares of common stock are reserved for issuance upon exercise of options granted under the Stock Option Plan (out of a total of 500,000 shares available under the Plan). Options are granted at prices equal to the fair market value of the Company's Common Stock on the date of grant. The Committee encourages the use of stock options as a component of compensation because it believes that options most closely tie executive officer compensation to the financial performance of the Company, as evidenced by its stock price. In fiscal 1999, the Company awarded options to Mr. Overstreet, Ms. Morin, Mr. Klarenbeek and Mr. Dearborn, to acquire 35,000 shares, 20,000 shares, 10,000 shares, and 10,000 shares, respectively, under the Plan.

         CHIEF EXECUTIVE OFFICER COMPENSATION

         Roger Bredesen is the founder of the Company and has been its Chief Executive Officer since its inception in 1962. Mr. Bredesen's base salary for fiscal 1999 and 1998 was $200,000. Mr. Bredesen was granted a bonus of $50,000 in fiscal 1999, which was subjectively determined and recommended by the Committee and not based on the annual bonus formula specified above. Mr. Bredesen also received an aggregate of $68,408 in deferred compensation pursuant to his employment agreement with the Company, which provides for payments to be paid over 10 years at a rate which is subject to adjustment annually based upon changes in the Consumer Price Index. Mr. Bredesen began receiving these payments in November, 1996.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         As noted above, the Company's Compensation Committee consists of John G. Mutschler, Chairman, J.S. Braun and Roy W. Terwilliger. No executive officer of the Company is a member of the Compensation Committee.

         No executive officer of the Company serves as a member of the Compensation Committee or is a director of any other entity, one of whose executive officers serves on the Compensation Committee or is a director of the Company.

COMPARATIVE STOCK PERFORMANCE

         The graph below compares the cumulative total shareholder return on the Company's Common Stock for the last five fiscal years with the cumulative total return of the Dow Jones Publishing Index (consisting of a group of 12 companies) (the "Industry Index") and the Nasdaq Stock Market (the "Nasdaq Index").




                                     [GRAPH]


                         10-94          10-95          10-96           10-97         10-98          10-99
Nasdaq                   $100           $135           $160             $210          $235          $393
NSCF                     $109           $123           $133             $293          $178          $279
Dow Jones
 Publishing Index        $ 99           $117           $141             $187          $209          $278

Assumes $100 invested in close of trading on the last trading day preceding the first day of the fifth preceding year in the Company's Common Stock, the Industry Index, and the Nasdaq Index. The cumulative total return assumes the reinvestment of dividends.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         To the knowledge of the Company, based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended October 31, 1999, pursuant to Rule 16(a)-3(e) of the Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and forms 5 and amendments thereto furnished to the Company with respect to its fiscal year ended October 31, 1999, no one failed to file, on a timely basis, such filings for the Company's 1999 fiscal year.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT.

         The following table sets forth as of January 1, 2000 the number of shares of Common Stock beneficially owned by each person known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Company's capital stock, by each director and by all executive officers and directors as a group. Except as otherwise indicated, the persons listed possess all voting and investment power with respect to the shares listed for them.

NAME AND ADDRESS                                           AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                                        BENEFICIAL OWNERSHIP                PERCENT OF CLASS
-------------------                                        --------------------                ----------------
Roger T. Bredesen                                           211,698 Shares   (1)                      7.7%
7130 Northland Circle North
Brooklyn Park, MN  55428

Roger T. Bredesen                                           214,800 Shares                            7.8%
Income Trust A dated
June 29, 1990
E. Burke Hinds, Trustee
150 So. 5th Street, Suite 1800
Minneapolis, MN  55402

Roger T. Bredesen                                           214,800 Shares                            7.8%
Income Trust B dated
June 29, 1990
Clarence J. Hynes, Trustee
1433 Utica Avenue So.
Minneapolis, MN  55416

E. Fay Bredesen Income Trust                                223,105 Shares                            8.1%
dated June 29, 1990
Wendall J. Davidson, Trustee
11931 54th Avenue So.
Minneapolis, MN  55442



E. Fay Bredesen 1996 Annuity                                142,065 Shares                            5.2%
Trust U/A dated December 20, 1996
E. Fay Bredesen and E. Burke
Hinds, Trustees
150 So. Fifth Street, Suite 1800
Minneapolis, MN  55402

E. Burke Hinds, Trustee of                                  396,304 Shares   (2)                     14.4%
Various Bredesen Trusts
150 So. Fifth Street, Suite 1800
Minneapolis, MN  55402

John Mutschler                                                3,400 Shares   (3)                      *
7130 Northland Circle North
Brooklyn Park, MN  55428

Kenneth E. Overstreet                                       113,216 Shares   (4)                      4.0%
7130 Northland Circle North
Brooklyn Park, MN  55428

J.S. Braun                                                   13,999 Shares   (5)                      *
7130 Northland Circle North
Brooklyn Park, MN  55428

Roy W. Terwilliger                                            8,000 Shares   (6)                      *
7130 Northland Circle North
Brooklyn Park, MN  55428

Dr. Lester A. Wanninger                                       6,000 Shares   (7)                      *
7130 Northland Circle North
Brooklyn Park, MN  55428

All executive officers (5)
and directors as a group
(9 individuals)                                             422,186 Shares   (1, 3-8)                 14.7%

--------------------------------
* Represents less than 1%
(1) Includes 39,439 shares held in an annuity trust, 13,060 shares in a revocable trust and 14,199 shares held in the Company's Profit Sharing Plan and Trust in a segregated directed account.

(2) Represents 214,800 shares beneficially owned by the Roger T. Bredesen Income Trust A dated June 29, 1990, 142,065 shares beneficially owned by the E. Fay Bredesen 1996 Annuity Trust U/A dated December 20, 1996 and 39,439 shares beneficially owned by the Roger T. Bredesen 1996 Annuity Trust U/A dated December 20, 1996, as to all of which trusts Mr. Hinds serves as trustee.
(3) Includes 900 shares owned by a profit sharing trust of which Mr. Mutschler is a co-trustee.
(4) Includes 70,000 shares issuable upon exercise of currently exercisable options and 3,216 shares held in the Company's Profit Sharing Plan in a segregated directed account.
(5) Includes 10,000 shares issuable upon exercise of currently exercisable options.

(6)      Consists of 8,000 shares issuable under currently exercisable options.
(7) Consists of 6,000 shares issuable upon exercise of currently exercisable options.
(8) Includes 27,900 shares issuable to three officers upon exercise of currently exercisable options.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K.

         (a)     The following documents are filed as a part of the report:

         1.      Financial Statements:

                 All financial statements of the Company as set forth under Item 8 of this Report.

         2.      Financial Statement Schedules:

                 The following financial statement schedule and opinion thereon are filed as a part of this Report:

                 Financial Statement Schedule II-Valuation and Qualifying Accounts for the fiscal years ended October 31, 1999, 1998 and 1997, respectively.

         3.      Exhibits:

               EXHIBIT
               NUMBER            TITLE                                                 METHOD OF FILING
               -------           -----                                                 ----------------
                  3.1            Restated Articles of Incorporation                         (1)
                                 of the Company, as amended

                  3.2            Restated and Amended Bylaws                                (4)
                                 of the Company

                  4              Instruments defining rights of                             (1)
                                 security holders

                  10.1           Employment Agreement of Roger                              (1)
                                 Bredesen

                  10.6           Milwaukee, Wisconsin Lease                                 (1)

                  10.6(a)        Fifth and Sixth Addendums dated                            (3)
                                 March 10, 1994 and December 13,
                                 1994, respectively, to Milwaukee,
                                 Wisconsin Lease

                  10.7           Bridgewater, Virginia Lease,                               (4)
                                 dated March 10, 1997

                  10.12          1994 Employees' Incentive                                  (2)
                                 Stock Option Plan

                  10.12(a)       First Amendment to 1994 Employees'                         (4)
                                 Incentive Stock Option Plan

                  10.16          Loan Agreement between Brooklyn                            (3)
                                 Park Economic Development Authority
                                 and the Company dated August 1, 1994

                  10.17          Indenture of Trust between Brooklyn                        (3)
                                 Park Economic Development Authority
                                 and First Trust National Association
                                 dated August 1, 1994

               EXHIBIT
               NUMBER            TITLE                                                 METHOD OF FILING
               --------          -----                                                 ----------------
                  10.18          Reimbursement Agreement between First                      (3)
                                 Bank National Association and the
                                 Company dated August 1, 1994

                  10.19          First Bank National Association                            (3)
                                 Initial Letter of Credit dated
                                 August 25, 1994

                  10.20(a)       Northstar Computer Forms, Inc.
                                 Amended and Restated Outside                               Filed herewith
                                 Directors Stock Option Plan

                  10.22          Equipment Lease Agreement effective                        (4)
                                 as of July 16, 1997 between Northstar
                                 Computer Forms, Inc. and Deluxe
                                 Financial Services, Inc.

                  10.24          Lease effective August 22, 1997, by and                    (4)
                                 between Northstar Computer Forms, Inc.,
                                 as tenant, and Roger T. Bredesen and
                                 E. Fay Bredesen as trustees under certain
                                 revocable trusts

                  10.28          Lease, dated May 1, 1998, by and between                   (5)
                                 Sun River Properties, Inc., and Northstar
                                 Computer Forms, Inc., relating to the
                                 Company's Golden, Colorado, facility

                  10.29          Customer Alliance Agreement, dated                         (5)
                                 November 5, 1998, by and between
                                 Northstar Computer Forms, Inc.,
                                 and NCR Corporation

                  10.30          Management Agreement effective
                                 January 1, 2000, between Northstar
                                 Computer Forms, Inc. and Kenneth Overstreet                Filed herewith

                  10.31          Management Agreement effective
                                 January 1, 2000, between Northstar
                                 Computer Forms, Inc. and Mary Ann Morin                    Filed herewith

               EXHIBIT
               NUMBER            TITLE                                                 METHOD OF FILING
               -------           -----                                                 ----------------
                  10.32          Management Agreement effective
                                 January 1, 2000, between Northstar
                                 Computer Forms, Inc. and Stan Klarenbeek                   Filed herewith

                  10.33          Management Agreement effective
                                 January 1, 2000, between Northstar
                                 Computer Forms, Inc. and Don Dearborn                      Filed herewith

                  10.34          Northstar Computer Forms, Inc. 401(k)
                                 Profit Sharing Plan Trust Agreement
                                 (1998 Restatement)                                         Filed herewith

                  10.35          First Amendment of Northstar Computer
                                 Forms, Inc. 401(k) Profit Sharing Plan
                                 Trust Agreement (1998 Restatement)                         Filed herewith

                  10.36          MICR Forms Agreement between
                                 Traveler's Express Company and
                                 Northstar Computer Forms, Inc. dated
                                 January 1, 1999                                            Filed herewith

                  10.37          Service Agreement dated October 15, 1999,
                                 by and between USBancorp and Northstar
                                 Computer Forms, Inc.                                       Filed herewith

                  13             Portions of Annual Report to Shareholders                  Filed herewith
                                 (only those portions specifically
                                 incorporated by reference herein shall be
                                 deemed filed with the Commission)

                  22             Subsidiaries of the Company                                (1)

                  23.1           Consent of PricewaterhouseCoopers LLP                      Filed herewith

                  27             1999 Fiscal Year End Financial Data                        Filed herewith
                                 Schedules

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

(2) Exhibits so marked were filed with the Securities and Exchange Commission on January 25, 1994, as exhibits to the Form 10-KSB of Northstar Computer Forms, Inc., and are incorporated herein by reference and made a part hereof.
(3) Exhibits so marked were filed with the Securities and Exchange Commission on January 27, 1995, as exhibits to the Form 10-KSB of Northstar Computer Forms, Inc., and are incorporated herein by reference and made a part hereof.
(4) Exhibits so marked were filed with the Securities and Exchange Commission on January 29, 1998, as exhibits to the Form 10-KSB of Northstar Computer Forms, Inc., and are incorporated herein by reference and made a part hereof.
(5) Exhibits so marked were filed with the Securities and Exchange Commission on January 23, 1999, as exhibits to the Form 10-K of Northstar Computer Forms, Inc., and are incorporated herein by reference and made a part hereof.

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         (d) FINANCIAL STATEMENT SCHEDULES.

                  (remainder of page left blank intentionally)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

Financial Statement Schedule

  To the Board of Directors
  Northstar Computer Forms, Inc.:

  Our audits of the consolidated financial statements referred to in our report dated December 15, 1999, appearing in the Annual Report to Shareholders of Northstar Computer Forms, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

  PricewaterhouseCoopers LLP
  Minneapolis, Minnesota
  December 15, 1999


                                               COLUMN B             COLUMN C - ADDITIONS                           COLUMN E
                                              Balance at       Charged to       Charged to                        Balance at
                 COLUMN A                    beginning of      costs and          other           COLUMN D          end of
               Descriptions                     period          expenses         accounts        Deductions         period
               ------------                     ------          --------         --------        ----------         ------
Year ended October 31, 1997
Allowance for doubtful accounts                    $144,000         $167,437           $  ---          $17,437         $294,000

Year ended October 31, 1998
Allowance for doubtful accounts                     294,000          (70,586)          $  ---           85,414          138,000

Year ended October 31, 1999
Allowance for doubtful accounts                     138,000           55,451           $  ---           40,451          153,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NORTHSTAR COMPUTER FORMS, INC.

                             By: /s/ Mary Ann Morin
                                 --------------------------------------
                                 Mary Ann Morin, Treasurer
                                 and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Roger T. Bredesen                                                                  1/26/00
------------------------------------------                                             -------
Roger T. Bredesen, Chairman of the Board,                                              Date
Chief Executive Officer

/s/ John Mutschler                                                                     1/26/00
------------------------------------------                                             -------
John Mutschler, Director                                                               Date

/s/ Kenneth E. Overstreet                                                              1/26/00
------------------------------------------                                             -------
Kenneth E. Overstreet, Director, President                                             Date

/s/ J. S. Braun                                                                        1/26/00
------------------------------------------                                             -------
J. S. Braun, Director                                                                  Date

/s/ Roy W. Terwilliger                                                                 1/26/00
------------------------------------------                                             -------
Roy W. Terwilliger, Director                                                           Date

/s/ Dr. Lester A. Wanninger                                                            1/26/00
------------------------------------------                                             -------
Dr. Lester A. Wanninger, Director                                                      Date

                                    EXHIBITS
                                    FORM 10-K