Form 10-Q
period 2000-01-31
NORTHSTAR COMPUTER FORMS INC/MN
filed 2000-03-15
CIK 873082

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to            :
                               -----------    -----------

Commission file number 0-19056
                       -------

                         Northstar Computer Forms, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                      1-0882640
---------                                      ---------
(State of other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                Numbers)

7130 Northland Circle North     Brooklyn Park, Minnesota        55428
-----------------------------------------------------------------------
(Address or Principal Executive Offices)                      Zip Code

Registrant's telephone number, including area code   (612) 531-7340
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
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at February 28, 2000
           -----                              --------------------------------
Common Stock, $ .05 par value                        2,747,858 Shares

Part 1.   Financial Information
Item 1.   Financial Statements


                         NORTHSTAR COMPUTER FORMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                             January 31,        October 31,
                                                                         2000 (Unaudited)          1999
                                                                         ----------------     ---------------
              ASSETS
Current assets:
   Cash and cash equivalents                                              $  4,224,364          $  3,878,447
   Accounts receivable, less
      allowance for doubtful accounts
      of $184,000 at January 31, 2000 and $153,000 at October 31, 1999       5,115,256             5,958,522
   Inventories                                                               2,165,229             2,294,119
   Other current assets                                                      1,315,834               442,743
   Deferred income taxes                                                       268,956               261,656
                                                                         ----------------     ---------------

          Total current assets                                              13,089,639            12,835,487
                                                                         ----------------     ---------------

Property, plant and equipment                                               32,354,735            31,970,784

Less accumulated depreciation and
   amortization                                                            (19,246,242)           18,602,108
                                                                         ----------------     ---------------

         Net property, plant and equipment                                  13,108,493            13,368,676
                                                                         ----------------     ---------------

Notes receivable, less current portion                                          23,852                60,634
Goodwill, net                                                                1,304,410             1,354,786
Other assets, net                                                            1,300,113             1,256,641
                                                                         ----------------     ---------------

          Total assets                                                    $ 28,826,507          $ 28,876,224
                                                                         ================     ===============

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.

                                                          January 31,        October 31,
                                                        2000 (Unaudited)        1999
                                                        ----------------   ---------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                       $    335,000      $    335,000
   Accounts payable                                           1,849,345         1,296,485
   Accrued liabilities                                        1,480,015         2,608,969
                                                        ----------------   ---------------

        Total current liabilities                             3,664,360         4,240,454

Deferred compensation                                           795,066           773,333
Deferred income taxes                                         1,477,883         1,461,633
Long-term debt, less current portion                          1,340,000         1,340,000

Commitments

Stockholders' equity:
   Common stock, $ .05 par value
      authorized, 5,000,000 shares; issued
      and outstanding, 2,746,958 at January 31, 2000
      and 2,744,708 at October 31, 1999                         137,348           137,235
   Additional paid-in capital                                 2,877,110         2,862,678
   Retained earnings                                         18,534,740        18,060,891
                                                        ----------------   ---------------

        Total stockholders' equity                           21,549,198        21,060,804
                                                        ----------------   ---------------

        Total liabilities and stockholders' equity         $ 28,826,507      $ 28,876,224
                                                        ==================================

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                              NORTHSTAR COMPUTER FORMS, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                        (Unaudited)


                                          Three Months Ended
                                              January 31
                                         2000              1999
                                         ----              ----
Net sales                           $  11,611,459    $  10,643,618

Cost of goods sold                      8,781,292        7,916,249
                                    --------------   --------------

   Gross profit                         2,830,167        2,727,369

Selling, general and
  administrative expenses               2,069,730        1,945,720

                                    --------------   --------------
      Operating income                    760,437          781,649

Other income (expense):
   Interest expense                       (27,245)         (92,020)
   Other, net, principally
      interest income                      44,157           70,869
                                    --------------   --------------
                                           16,912          (21,151)
                                    --------------   --------------

Earnings before income taxes              777,349          760,498

Provision for income taxes                303,500          289,000
                                    --------------   --------------

Net earnings                        $     473,849    $     471,498
                                    --------------   --------------

Net earnings per common share:
      Basic                         $        0.17    $        0.17
                                    --------------   --------------
      Diluted                       $        0.16    $        0.17
                                    --------------   --------------

Dividends declared per
   common share                     $        ----    $        ----
                                    ==============   ==============

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                      Increase (Decrease) in Cash and Cash
                     Equivalents for the three months ended
                            January 31, 2000 and 1999

                                                                   2000              1999
                                                                   ----              ----
Cash flows from operating activities:

   Net earnings                                               $    473,849      $     471,498
   Adjustments to reconcile net earnings to
         net cash provided by operating activities:
      Depreciation                                                 665,946            646,577
      Amortization                                                  94,924             95,597
      Provision for doubtful accounts                               20,100             13,800
      Gain on sale of equipment                                     (3,281)            (7,900)
      Deferred income taxes                                          8,950             88,000
      Changes in certain operating assets and liabilities         (343,847)          (447,762)
                                                             --------------    ---------------

Net cash provided by operating activities                          916,641            859,810
                                                             --------------    ---------------

Cash flows from investing activities:
   Capital expenditures and equipment deposits                    (405,763)          (599,617)
   Proceeds from sale of equipment                                   3,281             13,600
   Notes receivable repayments                                      36,782              6,147
                                                             --------------    ---------------

Net cash used in investing activities                             (365,700)          (579,870)
                                                             --------------    ---------------

Cash flows from financing activities:
   Principal payments on long-term debt                                ---           (262,500)
   Dividends paid                                                 (219,569)          (190,017)
   Stock options exercised                                          14,545             63,504
                                                             --------------    ---------------

Net cash used in financing activities                             (205,024)          (389,013)
                                                             --------------    ---------------

Net increase (decrease) in cash and cash equivalents               345,917           (109,073)

Cash and cash equivalents at beginning of period                 3,878,447          4,162,845
                                                             --------------    ---------------

Cash and cash equivalents at end of period                    $  4,224,364      $   4,053,772
                                                             ==============    ===============

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                January 31, 2000

1.       Basis of Presentation

         The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by Northstar Computer Forms, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

         The unaudited condensed consolidated financial statements presented herein at January 31, 2000, and for the three month periods ended January 31, 2000 and 1999 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

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

         At January 31, 2000 and 1999, 150,000 and 39,000 outstanding options were excluded from the computation of diluted EPS for the respective quarter because the options' exercise prices were greater than the average market price of the Company's common shares.

         For all periods presented, the weighted average common and common equivalent shares outstanding are as follows:


                                                         For the three months ended January 31st
                                                                       (Unaudited)
                                                               2000                    1999
                                                               ----                    ----
        Weighted average common                              2,745,691              2,719,103
          shares outstanding
        Common equivalent shares outstanding                   155,761                 99,325
                                                               -------                 ------
        Weighted average common and common equivalent
            shares outstanding                               2,901,452               2,818,428
                                                             =========               =========


3.       Inventory

         At January 31, 2000 and October 31, 1999, inventories consisted of the following:


                                                            January 31st             October 31st
                                                              2000                       1999
                                                              ----                       ----
        Raw Materials                                           $1,452,995               $1,503,444
        Work in Process                                            462,774                  573,993
        Finished Goods                                             249,460                  216,682
                                                       --------------------        -----------------
                                                                $2,165,229               $2,294,119
                                                       ====================        =================


4.       Subsequent Event

         On February 21, 2000, the Company announced that it has entered into a definitive merger agreement with Ennis Business Forms to acquire all of the stock of Northstar Computer Forms, Inc. This acquisition is subject to customary terms and conditions, stockholder approval, and the termination of the necessary waiting period under the Hart-Scott Rodino Act.

                         NORTHSTAR COMPUTER FORMS, INC.
                Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations of

                       Interim Financial Data (Unaudited)

INTRODUCTION

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this quarterly report.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that statements contained herein, other than historical data, may be forward-looking and subject to risks and uncertainties. The following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company:

- Loss of one or more major customers due to bank consolidations or other reasons,
- Rise in paper prices which outpaces the Company's ability to pass the increase through to its customers,
- Inability to extend existing contracts or successfully negotiate new contracts,
- Technological obsolescence of the Company's products or manufacturing equipment,
-    Contracting market for traditional business forms products,
- Competition from large national manufacturers of internal bank forms and custom business forms.

RESULTS OF OPERATIONS

NET SALES. The following table sets forth, for the three months ended January 31, 2000 and 1999, certain items in the Company's consolidated statement of earnings as a percentage of net sales and the percentage changes of the dollar amounts of such items.

                                                                     Three Months Ended January 31
                                                       Percentage of Net Sales           Increase (Decrease)
                                                       -----------------------           -------------------
                                                         2000             1999                 2000 vs. 1999
                                                         ----             ----                 -------------
Net Sales..............................                 100.0%           100.0%                       9.1%
Cost of Goods Sold..................                     75.7             74.4                       10.9
                                                         ----             ----                       ----
     Gross Profit.......................                 24.3             25.6                        3.8

Selling, General and Administrative Expenses....         17.8             18.3                        6.4
Operating Income....................                      6.5              7.3                      (2.7)

Net Earnings..........................                    4.1              4.4                         .5

Net sales in the first quarter of 2000 increased $967,841 from $10,643,618 for the first quarter of 1999 to $11,611,459. The Company's business forms products consist of two product specialties - internal bank forms and negotiable documents - as well as other custom business forms.

                                             PERCENTAGE OF TOTAL SALES
                                              2000               1999
                                              ----               ----
Internal Bank Forms                           60%                66%
Negotiable Documents                          28%                20%
Other Custom Business Forms                   12%                14%

Sales of internal bank forms remained relatively flat at $7 million for the first quarter of both 2000 and 1999. Negotiable documents, which include gift certificates, money orders, certificates of title, and bank official checks, are the Company's other principal custom business forms specialty. The sales of these products and related services accounted for $3.2 million in sales for the first quarter of 2000, an increase of $1 million or a 45 percent increase over the first quarter of 1999 sales of $2.2 million. This increase in sales is principally due to the expansion of the contract with the Company's largest customer. The new four year contract which began January 1, 1999, increased annual sales of negotiable documents by an estimated $3.5 million.

Custom business forms remained relatively flat at $1.4 million in sales for the first quarter of 2000 compared to $1.5 million for the first quarter of 1999. This product line is sold to various distributors/printers for resale.

GROSS PROFIT. Gross profit was $2,830,167 (24.3 percent of net sales) in 2000 compared to $2,727,369 (25.6 percent of net sales) in 1999. This decrease in the gross profit percentage is principally attributable to increased direct labor costs due to an extremely tight labor market and related employee fringe benefit costs. The Company has not been able to completely pass these cost increases through to its customers. Other manufacturing costs remained relatively constant as a percentage of sales for the first quarter of 2000 compared to the first quarter of 1999.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense increased $124,010 for the first quarter of fiscal 2000 compared to 1999. However, as a percentage of sales these costs decreased 0.5 percent from 18.3 percent of sales for the first quarter of 1999 to 17.8 percent of sales for the first quarter of 2000. The increase for 2000 was also principally due to increased payroll and associated costs.

OTHER INCOME AND EXPENSE. Interest expense decreased $64,775 due to debt repayment.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes for 2000 were 6.7 percent of net sales for the first quarter of 2000 compared to 7.1 percent of sales for the first quarter of 1999.

PROVISION FOR INCOME TAXES. The provision for income taxes for the first quarter of 2000 was 39.0 percent of sales consistent with the tax rate for the previous fiscal year.

FINANCIAL CONDITION AND LIQUIDITY

LONG-TERM DEBT. The Company's long-term debt consists of Industrial Development Revenue Bonds. The bonds require annual principal payments and monthly interest payments at a variable rate based upon comparable tax-exempt issues. The bonds specify limits on capital expenditures and dividends as well as specify working capital, net worth, and certain financial ratios that the Company must maintain.

LIQUIDITY. Cash provided by operations was $916,641 during the first quarter of 2000, compared to $859,810 during the first quarter of 1999. Working capital was $9.4 million on January 31, 2000, compared to $8.6 million on October 31, 1999.

During the first quarter of 2000 the Company continued to expand and modernize its manufacturing capacity by the acquisition of $405,763 in equipment compared to capital expenditures of $599,617 for equipment for the comparable period of 1999. The Company anticipates that total equipment expenditures for 2000 will approximate $2,000,000.

If necessary to finance operations, the Company has a $1.5 million line of credit at an interest rate equal to the bank's reference rate. The Company did not have to utilize this line of credit during 2000 or 1999. The Company believes its existing financial resources are adequate to fund its 2000 operations, including capital expenditures and dividend payments, and foresees no events or uncertainties that are likely to have a material impact on its liquidity.

OUTLOOK. On February 21, 2000, the Company announced that it has entered into a definitive merger agreement with Ennis Business Forms to acquire all of the stock of Northstar Computer Forms, Inc. This acquisition is subject to customary terms and conditions, stockholder approval, and the termination of the necessary waiting period under the Hart-Scott Rodino Act.

Merger and acquisition activity is very strong throughout the United States. The banking industry, which was previously very strong in merger and acquisition activity, slowed in 1999 as the industry dedicated its resources to ensuring Year 2000 readiness. The merger and acquisition activity in this industry may again increase. Banks generally consolidate their purchasing of internal bank forms with one supplier. Therefore, the Company could obtain or lose a significant customer or numerous smaller customers as part of this consolidation activity. The Company continues to work to stabilize and increase its customer base by signing contracts with new and existing customers. In addition, the Company formed two new strategic alliances with other companies in the financial forms industry. Sales with one of these partners increased significantly in 1999. Sales with the second alliance were insignificant in 1999. However, the Company is still working with the second alliance to develop these sales which depend on the partner's ability to sell internal bank forms as ancillary products used in the equipment it sells to the banking industry.

In negotiable documents, the Company's other custom business forms specialty, the Company and its largest customer agreed to extend and expand the contract for the manufacture and distribution of its products.

The three factors with the largest impact on the Company's gross profit are paper price changes, sales volume changes, and sales mix changes. The Company expects the paper industry to increase prices in 2000. At this time, the Company expects to be able to pass these paper price increases through to its customers. In 2000, sales volumes are expected to increase in both internal bank forms and negotiable documents with no significant change in sales mix.

The Company does not anticipate significant changes in selling, general, and administrative costs for 2000. Based on the projected increase in sales volume, these costs are expected to decrease as a percentage of sales in 2000.

NEW ACCOUNTING PRONOUNCEMENTS. In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted SOP 98-1 for fiscal year 2000. The SOP 98-1 did not significantly change the Company's accounting for software costs.

YEAR 2000 READINESS. The Company did not experience any problems in its operating systems in connection with the Y2K date change. At this time, the Company has not incurred and does not anticipate any interruption of services from its vendors, customers, or other business partners.

\
                         NORTHSTAR COMPUTER FORMS, INC.

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

Item 6.  Exhibits and Reports on Form 8-K

         On March 3, 2000, the Company filed an 8K with the U.S. Securities and Exchange Commission regarding the Agreement and Plan of Merger entered into with Ennis Business Forms on February 21, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Northstar Computer Forms, Inc.

                                  (Registrant)

Date:       March 10, 2000                   By:         Mary Ann Morin
       -----------------------                    ---------------------
                                             Mary Ann Morin
                                             Chief Financial Officer
                                             (Principal Financial Officer)