Form 10-Q
period 2000-04-30
NORTHSTAR COMPUTER FORMS INC/MN
filed 2000-06-13
CIK 873082

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 2000
                                 --------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to             :
                               ---------------    ------------
Commission file number 0-19056

                         Northstar Computer Forms, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                    41-0882640
          ---------                                    ----------
(State of other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                Identification Numbers)

7130 Northland Circle North     Brooklyn Park, Minnesota        55428
-----------------------------------------------------------------------
(Address or Principal Executive Offices)                       Zip Code

Registrant's telephone number, including area code   (763) 531-7340
                                                     --------------

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
                                      ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at June 6, 2000
              -----                              ---------------------------
   Common Stock, $ .05 par value                        2,754,058 Shares

Part 1.   Financial Information
Item 1.  Financial Statements


                         NORTHSTAR COMPUTER FORMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                 April 30,             October 31,
                                                                              2000 (Unaudited)             1999
                                                                       ----------------------- ---------------------
              ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 5,455,360           $ 3,878,447
   Accounts receivable, less
      allowance for doubtful accounts
      of $197,000 at April 30, 2000 and $153,000 at October 31, 1999                5,102,581             5,958,522
   Inventories                                                                      2,109,156             2,294,119
   Other current assets                                                             1,076,635               442,743
   Deferred income taxes                                                              267,456               261,656
                                                                       ----------------------- ---------------------

          Total current assets                                                     14,011,188            12,835,487
                                                                       ----------------------- ---------------------

Property, plant and equipment                                                      32,723,465            31,970,784

Less accumulated depreciation and
   amortization                                                                   (19,889,442)          (18,602,108)
                                                                       ----------------------- ---------------------

         Net property, plant and equipment                                         12,834,023            13,368,676
                                                                       ----------------------- ---------------------

Notes receivable, less current portion                                                 23,546                60,634
Goodwill, net                                                                       1,254,033             1,354,786
Other assets, net                                                                   1,258,818             1,256,641
                                                                       ----------------------- ---------------------

          Total assets                                                            $29,381,608           $28,876,224
                                                                       ======================= =====================

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.

                                                                              April 30,                   October 31,
                                                                           2000 (Unaudited)                   1999
                                                                      ---------------------------   -------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                $    335,000                $    335,000
   Accounts payable                                                                    1,688,260                   1,296,485
   Accrued liabilities                                                                 1,494,727                   2,608,969
                                                                      ---------------------------   -------------------------

        Total current liabilities                                                      3,517,987                   4,240,454

Deferred compensation                                                                    790,402                     773,333
Deferred income taxes                                                                  1,494,133                   1,461,633
Long-term debt, less current portion                                                   1,340,000                   1,340,000

Commitments

Stockholders' equity:
   Common stock, $ .05 par value
      authorized, 5,000,000 shares; issued
      and outstanding, 2,753,858 at April 30, 2000
      and 2,744,708 at October 31, 1999                                                  137,693                     137,235
   Additional paid-in capital                                                          2,913,109                   2,862,678
   Retained earnings                                                                  19,188,284                  18,060,891
                                                                      ---------------------------   -------------------------

        Total stockholders' equity                                                    22,239,086                  21,060,804
                                                                      ---------------------------   -------------------------

        Total liabilities and stockholders' equity                                  $ 29,381,608                $ 28,876,224
                                                                      =======================================================

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                             Three Months Ended                                Six Months Ended
                                                  April 30                                         April 30
                                        2000                    1999                     2000                   1999
                                        ----                    ----                     ----                   ----
Net sales                               $ 11,059,406            $ 11,878,269             $ 22,670,865            $ 22,521,887

Cost of goods sold                         7,947,568               8,492,505               16,728,860              16,408,754
                                ---------------------   ---------------------    ---------------------  ----------------------

   Gross profit                            3,111,838               3,385,764                5,942,005               6,113,133

Selling, general and
  administrative expenses                  2,053,103               2,142,427                4,122,833               4,088,147

                                ---------------------   ---------------------    ---------------------  ----------------------
      Operating income                     1,058,735               1,243,337                1,819,172               2,024,986

Other income (expense):
   Interest expense                          (26,860)                (76,202)                 (54,105)               (168,222)
   Other, net, principally
      interest income                         39,169                  21,691                   83,326                  92,560

                                ---------------------   ---------------------    ---------------------  ----------------------
                                              12,309                 (54,511)                  29,221                 (75,662)
                                ---------------------   ---------------------    ---------------------  ----------------------

Earnings before income taxes               1,071,044               1,188,826                1,848,393               1,949,324

Provision for income taxes                   417,500                 491,500                  721,000                 780,500
                                ---------------------   ---------------------    ---------------------  ----------------------

Net earnings                               $ 653,544               $ 697,326             $  1,127,393            $  1,168,824
                                ---------------------   ---------------------    ---------------------  ----------------------

Net earnings per common share:
      Basic                                   $ 0.24               $    0.26             $       0.41            $       0.43
                                ---------------------   ---------------------    ---------------------  ----------------------
      Diluted                                 $ 0.22               $    0.25             $       0.38            $       0.41
                                ---------------------   ---------------------    ---------------------  ----------------------

Dividends declared per
   common share                         $        ----                   0.07             $        ----                   0.07
                                =====================   =====================    =====================  ======================

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                         NORTHSTAR COMPUTER FORMS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                for the six months ended April 30, 2000 and 1999

                                                                          2000                           1999
                                                                          ----                           ----
Cash flows from operating activities:
   Net earnings                                                             $ 1,127,393                     $ 1,168,824
   Adjustments to reconcile net earnings to
         net cash provided by operating activities:
      Depreciation                                                            1,332,639                       1,307,642
      Amortization                                                              189,849                         191,186
      Provision for doubtful accounts                                            40,200                          27,600
      Gain on sale of equipment                                                  (3,281)                         (7,900)
      Deferred income taxes                                                      26,700                         163,400
      Changes in certain operating assets and liabilities                      (210,290)                       (289,613)
                                                                 -----------------------        ------------------------

Net cash provided by operating activities                                     2,503,210                       2,561,139
                                                                 -----------------------        ------------------------

Cash flows from investing activities:
   Capital expenditures and equipment deposits                                 (797,986)                     (1,035,054)
   Proceeds from sale of equipment                                                3,281                          13,600
   Notes receivable repayments                                                   37,088                          46,356
                                                                 -----------------------        ------------------------

Net cash used in investing activities                                         (757,617)                       (975,098)
                                                                 -----------------------        ------------------------

Cash flows from financing activities:
   Principal payments on long-term debt                                             ---                      (1,525,000)
   Dividends paid                                                              (219,569)                       (190,017)
   Stock options exercised                                                       50,889                          83,832
                                                                 -----------------------        ------------------------

Net cash used in financing activities                                          (168,680)                     (1,631,185)
                                                                 -----------------------        ------------------------

Net increase (decrease) in cash and cash equivalents                          1,576,913                         (45,144)

Cash and cash equivalents at beginning of period                              3,878,447                       4,162,845
                                                                 -----------------------        ------------------------

Cash and cash equivalents at end of period                                  $ 5,455,360                     $ 4,117,701
                                                                 =======================        ========================

                 See accompanying notes to unaudited Condensed
                       Consolidated Financial Statements

                                     Page 6
                         NORTHSTAR COMPUTER FORMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 April 30, 2000

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

         The unaudited condensed consolidated financial statements presented herein as of April 30, 2000, and for the three and six month periods ended April 30, 2000, and 1999 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

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

         For the six months ended April 30, 2000 and 1999, 63,000 and 178,600 outstanding options were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common shares. For the three months ended April 30, 1999, 39,000 outstanding options were excluded from the computation of diluted EPS. No shares were excluded from the computation of diluted EPS for the three months ended April 30, 2000.

         For all periods presented, the weighted average common and common equivalent shares outstanding are as follows:

                                            For the three months                     For the six months
                                               ended April 30                          ended April 30

                                          2000               1999                2000                  1999
                                          ----               ----                ----                  ----
Weighted average common shares
    outstanding                        2,749,425           2,729,386            2,747,558             2,724,244
Common equivalent shares
    outstanding                          232,482             103,234              188,811                98,706
                                         -------             -------              -------                ------
Weighted average common and common
    equivalent shares outstanding
                                       2,981,907           2,832,620            2,936,369             2,822,950
                                       =========           =========            =========             =========

3. At April 30, 2000 and October 31, 1999, inventories consisted of the following:

                                                April 30,               October 31,
                                                  2000                      1999
                                                  ----                      ----
                  Raw materials               $1,428,831                 $1,503,444
                  Work in process                407,437                    573,993
                  Finished goods                 272,888                    216,682
                                            ------------               ------------
                                              $2,109,156                 $2,294,119
                                            ============               ============

4.       Subsequent Event

         On February 21, 2000, the Company announced that it entered into a definitive merger agreement with Ennis Business Forms to acquire all of the stock of Northstar Computer Forms, Inc. This acquisition is subject to customary terms and conditions, including stockholder approval. The special meeting for stockholder approval was held on June 6, 2000, and the merger was approved. The merger was subsequently completed on that date.

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

RESULTS OF OPERATIONS
NET SALES. The following table sets forth, for the three and six months ended April 30, 2000 and 1999, certain items in the Company's consolidated statement of earnings as a percentage of net sales and the percentage changes of the dollar amounts of such items.

                                                                       Three Months Ended April 30
                                                             Percentage of Net Sales                           Change
                                                             -----------------------                           ------
                                                         2000                   1999                    2000 vs. 1999
                                                         ----                   ----                    -------------
Net Sales.........................................      100.0%                 100.0%                        (6.9)%
Cost of Goods Sold................................       71.9                   71.5                         (6.4)
                                                         ----                   ----                         -----
     Gross Profit.................................       28.1                   28.5                         (8.1)
                                                         ----                   ----                         -----

Selling, General and Administrative Expenses......       18.6                   18.0                         (4.2)
                                                         ----                   ----                         -----
Operating Income..................................        9.6                   10.5                        (14.8)

Net Earnings......................................        5.9                    5.9                         (6.3)
                                                          ---                    ---                         -----

                                                                   Six Months Ended April 30
                                                          Percentage of Net Sales                         Change
                                                          -----------------------                         ------
                                                         2000             1999                     2000 vs. 1999
                                                         ----             ----                     -------------
Net Sales........................................       100.0%           100.0%                           0.7 %
Cost of Goods Sold...............................        73.8             72.9                            2.0
                                                         ----             ----                            ---
     Gross Profit................................        26.2             27.1                           (2.8)
                                                         ----             ----                          -----

Selling, General and Administrative Expenses ....        18.2             18.1                            0.8
                                                         ----             ----                            ---
Operating Income ................................         8.0              9.0                          (10.2)

Net Earnings.....................................         5.0              5.2                           (3.5)
                                                          ---              ---                          -----

Net sales in the second quarter of 2000 decreased $818,863 from $11,878,269 for the second quarter of 1999 to $11,059,406. For the six months ended April 30, 2000, net sales increased $148,978 from $22,521,887 in 1999 to $22,670,865. The
Company sells two product specialties - internal bank forms and negotiable documents - as well as other custom business forms. The following table sets forth the percentage of sales of each product for the periods specified:

                                                  THREE MONTHS ENDED APRIL 30          SIX MONTHS ENDED APRIL 30
                                                   PERCENTAGE OF TOTAL SALES           PERCENTAGE OF TOTAL SALES
                                                    2000               1999             2000              1999
                                                    ----               ----             ----              ----
Internal Bank Forms                                  58%               62%               59%              64%
Negotiable Documents                                 27%               26%               27%              23%
Other Custom Business Forms                          15%               12%               14%              13%

Sales of internal bank forms decreased $950,000 for the second quarter and six-month period. Negotiable documents, which include gift certificates, money orders, certificates of title, and bank official checks, are the Company's other principal custom business forms specialty. The sales of negotiable documents and related services accounted for $2.9 million in sales for the second quarter of 2000, a decrease of $180,000 or a 5.8 percent decrease over the second quarter of 1999 sales of $3.1 million. Negotiable documents accounted for $6.2 million in sales for the six-month period, an increase of $880,000 or a 16.8 percent increase over the same period in 1999.

Custom business forms accounted for $1.7 million in sales for the second quarter of 2000, an increase of $320,000 or a 23 percent increase over the second quarter of 1999. For the six-month period, custom business forms accounted for $3.1 million in sales, an increase of $214,000 or 7.4 percent increase over the same period in 1999. This product line is sold to various distributors/printers for resale.

GROSS PROFIT. Gross profit was $3,111,838 (28.1 percent of net sales) in the second quarter of 2000 compared to $3,385,764 (28.5 percent of net sales) in 1999. For the six-month period, gross profit was $5,942,005 (26.2 percent of net sales) in 2000 compared to $6,113,133 (27.1 percent of net sales) in 1999. This decrease in the gross profit percentage is principally attributable to increased direct labor costs due to an extremely tight labor market and related employee fringe benefit costs. The Company has not been able to completely pass these cost increases through to its customers. Sales volume changes have a significant impact on the absorption of fixed costs such as depreciation, building occupancy costs and semi-fixed costs such as indirect labor. Although these costs did not increase for the three months ended April 30, 2000, the decreased sales during this period resulted in these costs accounting for a one percent increase in costs as a percentage of sales for the period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense decreased $89,324 for the second quarter of fiscal 2000 compared to 1999. For the six-month period, selling, general, and administrative expense increased $34,686 compared to 1999. However, as a percentage of sales these costs remained relatively stable.

OTHER INCOME AND EXPENSE. Interest expense decreased $49,342 and $114,117 for the three and six month periods respectively, due to debt repayment.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes for 2000 were 9.7 percent of net sales for the second quarter of 2000 compared to 10.0 percent of sales for the second quarter of 1999. For the six-month period, earnings before income taxes for 2000 were 8.2 percent of net sales compared to 8.7 percent in 1999.

PROVISION FOR INCOME TAXES. The provision for income taxes for the second quarter and six-month period of 2000 was 39.0 percent of pre-tax income consistent with the tax rate for the previous fiscal year.

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

LIQUIDITY. Cash provided by operations was $2,814,597 for the six months ended April 30, compared to $2,561,139 for the same period of 1999. Working capital was $10.2 million on April 30, 2000, compared to $8.6 million on October 31, 1999.

During the second quarter of 2000 the Company continued to expand and modernize its manufacturing capacity by the acquisition of $797,986 in equipment compared to capital expenditures of $1,035,054 for equipment for the comparable period of 1999. The Company anticipated that total equipment expenditures for 2000 will approximate $2,000,000.

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

OUTLOOK. On February 21, 2000, the Company announced that it has entered into a definitive merger agreement with Ennis Business Forms to acquire all of the stock of Northstar Computer Forms, Inc. This acquisition is subject to customary terms and conditions, including stockholder approval. The special meeting for stockholder approval was held on June 6, 2000, and the merger was approved. The merger was subsequently completed on that date.

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

In negotiable documents, the Company's sales continue to grow with the growth of the Company's largest customer.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The registrant held its Annual Meeting of Stockholders on April 11, 2000.

          (a)      The shareholders re-elected the incumbent Board of
                   Directors: Roger T. Bredesen, John G. Mutschler, J.
                   S. Braun, Kenneth E. Overstreet, Roy W. Terwilliger, and Dr. Lester A. Wanninger.

          (b) The shareholders approved the re-appointment of PricewaterhouseCoopers, LLP as independent accountants of the Company for the year ending
                   October 31, 2000.

                   2,413,390 shares were voted affirmatively. There were 775 votes against and 3,984 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

                  On March 3, 2000, the Company filed Form 8K with the U.S. Securities and Exchange Commission regarding the Agreement and Plan of Merger entered into with Ennis Business Forms on February 21, 2000.

None of the other items contained in Part II of Form 10-Q is applicable to the Company for the quarter ended April 30, 2000.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Northstar Computer Forms, Inc.
                                  (Registrant)




Date:       June 10, 2000               By:      Mary Ann Morin
      --------------------------             ---------------------------------
                                                 Mary Ann Morin
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)